Form 10-Q/A
period 1993-09-30
CASCADE NATURAL GAS CORP
filed 1994-02-07
CIK 18072

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

                            Amendment No. 1 to
        [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1993

                       Commission File Number 1-7196

                      CASCADE NATURAL GAS CORPORATION
          (Exact name of registrant as specified in its charter)

       Washington                              91-0599090
(State of incorporation or organization)       (IRS Employer
                                               Identification No.)

  222 Fairview Avenue North
  Seattle, Washington                            98109
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number,                   206-624-3900
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                              Outstanding as of October 31, 1993
Common Stock, $1.00 par value                  5,696,519

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

                                                       Sequential
          No.       Description                        Page Number
     10.1      Amendment dated September 1, 1993, to
               Natural Gas Purchase Agreement dated
               November 1, 1990, between the Corporation
               and Canadian Hydrocarbons Marketing Inc.
               SUBJECT TO A REQUEST FOR CONFIDENTIAL
               TREATMENT                                    3

     10.2      Long Term Gas Sales Agreement dated
               August 26, 1993, between the Corporation
               and Canadian Hydrocarbons Marketing Inc.
               SUBJECT TO A REQUEST FOR CONFIDENTIAL
               TREATMENT                                    5


b.  Reports on Form 8-K:

         No Form 8-K was filed during the quarter for which this report is filed.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             CASCADE NATURAL GAS CORPORATION
                             (Registrant)

                             By     /s/ W. Brian Matsuyama
                                  W. Brian Matsuyama
                                  President

                             By     /s/ James E. Haug
                                  James E. Haug
                                  Treasurer and Chief Accounting Officer

DATED:   February 4, 1994