Form 10-Q
period 1994-03-31
CASCADE NATURAL GAS CORP
filed 1994-05-10
CIK 18072

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1994


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

Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at April 29, 1994
    Common Stock, $1.00 par value                     8,733,294

 PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                       AVAILABLE TO COMMON SHAREHOLDERS

                                 (Unaudited)

                   (Thousands of Dollars Except Share Amounts)

                                                  THREE MONTHS ENDED
                                                31-Mar-94    31-Mar-93
                                                _________    _________
 Operating revenues:
   Gas sales                                      $63,541      $60,448
   Transportation revenue                           1,145        1,172
   Other operating income                              60          109
                                                  --------     --------
                                                   64,746       61,729
 Less: Gas purchases                               40,067       34,974
       Revenue taxes                                4,112        4,019
                                                  --------     --------
 Operating margin                                  20,567       22,736
                                                  --------     --------

 Cost of operations:
   Operating expenses                               7,636        7,040
   Depreciation and amortization                    2,435        2,199
   Property and payroll taxes                       1,104        1,025
   Income taxes                                     2,744        3,704
                                                  --------     --------
                                                   13,919       13,968
                                                  --------     --------
 Earnings from operations                           6,648        8,768
 Less interest and other
   deductions - net                                 1,837        2,213
                                                  --------     --------
 Net earnings before cumulative effect of
   change in accounting method                      4,811        6,555
 Cumulative effect of change
   in accounting method                                -           209
                                                  --------     --------
 Net earnings                                       4,811        6,764
 Preferred dividends                                  141          147
                                                  --------     --------
 Net earnings available to
   Common Shareholders                             $4,670       $6,617
                                                  ========     ========

 Common shares outstanding:
   Weighted average                             8,587,901    7,621,599
   End of period                                8,690,170    7,636,344
 Earnings per common share:
   Before cumulative effect of
     change in accounting method                    $0.54        $0.84
   Cumulative effect of change
     in accounting method                              -          0.03
                                                  --------     --------
 Net earnings per common share                      $0.54        $0.87
                                                  ========     ========

 Cash dividends per share                           $0.24        $0.23
                                                  ========     ========

 PART I.  (Continued)

             CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Thousands of Dollars)
                                              (UNAUDITED)
                                              31-Mar-94      31-Dec-93
           ASSETS
 Utility Plant, net after accumulated
   depreciation of $120,721 and $117,925       $197,340       $192,363
   Construction work in progress                  3,019          5,009
                                               ---------      ---------
                                                200,359        197,372
                                               ---------      ---------
 Other Assets:
   Investments, at cost                           1,144          1,149
   Notes receivable, less current maturities      3,277          3,508
                                               ---------      ---------
                                                  4,421          4,657
                                               ---------      ---------
 Current Assets:
   Cash and cash equivalents                      2,892          3,138
   Temporary investments                            651            757
   Accounts receivable, less allowance of
     $548 and $490 for doubtful accounts         23,126         26,539
   Current maturities of notes receivable         1,228          1,331
   Materials, supplies and inventories            6,582          6,416
   Prepaid expenses and other assets                726            444
                                               ---------      ---------
                                                 35,205         38,625
                                               ---------      ---------

 Deferred Charges                                12,349         12,036
                                               ---------      ---------
                                               $252,334       $252,690
                                               ---------      ---------

      COMMON SHAREHOLDERS' EQUITY,
    PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
   Common stock, par value $1 per share
    Authorized, 10,000,000 shares
    Issued and outstanding 8,690,170
    and 8,566,374 shares                         $8,690         $8,566
   Additional paid-in capital                    64,939         63,060
   Retained earnings                             16,659         14,076
                                               ---------      ---------
                                                 90,288         85,702
                                               ---------      ---------

 Redeemable Preferred Stocks, aggregate
   redemption amount of $7,826
   and $7,826                                     7,528          7,528
                                               ---------      ---------

 Long-term Debt                                  87,000         87,000
                                               ---------      ---------

 Current Liabilities:
   Notes payable                                 10,252         13,502
   Accounts payable                              14,645         22,362
   Property, payroll and excise taxes             4,563          3,960
   Dividends and interest payable                 5,268          3,665
   Other current liabilities                      3,578          2,395
                                               ---------      ---------
                                                 38,306         45,884
                                               ---------      ---------
 Deferred Credits:
   Gas cost changes                               5,327          3,568
   Other                                         23,885         23,008
                                               ---------      ---------
                                                 29,212         26,576
                                               ---------      ---------
 Commitments and Contingencies                     -              -
                                               ---------      ---------
                                               $252,334       $252,690
                                               =========      =========

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993
                                  (Unaudited)
                            (Thousands of Dollars)

                                                                March 31
                                                          ---------------------
                                                             1994        1993
 Operating Activities
   Net earnings                                             $4,811      $6,764
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation                                            2,687       2,441
     Amortization of gas cost changes                       (1,061)     (5,667)
     Increase in deferred income taxes                       1,174      (1,317)
     Cumulative effect of change in accounting method           -         (209)
     Decrease in deferred investment tax credits               (68)        (68)
   Cash provided (used) by changes in operating
     assets and liabilities:
     Accounts receivable                                     3,413       1,903
     Income taxes                                            2,356       3,366
     Inventories                                                47         899
     Gas cost changes                                        2,821       3,057
     Deferred items                                           (606)      2,512
     Accounts payable and accrued expenses                  (6,714)     (1,865)
     Other                                                    (219)        (48)
                                                          ---------   ---------
       Net cash provided by operating activities             8,641      11,768
                                                          ---------   ---------
 Investing Activities
   Capital expenditures                                     (5,820)     (6,381)
   New consumer loans                                         (501)       (665)
   Receipts on consumer loans                                  806         810
   Other                                                       102         -
                                                          ---------   ---------
       Net cash used by investing activities                (5,413)     (6,236)
                                                          ---------   ---------
 Financing Activities
   Issuance of common stock, net                             1,821         196
   Redemption of preferred stock                               -            (5)
   Proceeds from long-term debt                                -        23,760
   Repayment of long-term debt                                 -       (22,761)
   Repayment of notes payable, net                          (3,250)     (2,000)
   Dividends paid                                           (2,045)     (1,796)
                                                          ---------   ---------
       Net cash used by financing activities                (3,474)     (2,606)
                                                          ---------   ---------
 Net Increase (Decrease) in Cash and Cash Equivalents         (246)      2,926

 Cash and Cash Equivalents:
   Beginning of period                                       3,138       3,332
                                                          ---------   ---------
   End of period                                            $2,892      $6,258
                                                          =========   =========

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                   Three Month Period Ending March 31, 1994

  The preceding statements were taken from the books and records of the Corporation and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments were of a normal and recurring nature.

  Because of the highly seasonal nature of the business, earnings for any portion of the year are disproportionate in relation to the full year.

  Reference is directed to the Notes to Consolidated Financial Statements contained in the 1993 Annual Report on Form 10-K and comments included herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The seasonal nature of the Corporation's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Corporation has $25,000,000 of committed lines from two banks which are used to support a money market facility of a similar amount. The Corporation also has $30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met through the issuance of Medium-Term Notes of which there were $82,000,000 outstanding at the end of the quarter. An additional $68,000,000 of unissued Medium-Term-Notes are registered under the Securities Act of 1933 and available for issuance.

  Changes in the Corporation's dividend reinvestment plan allowing residential customers to participate in the plan have resulted in cash received for investment in stock of the Corporation of $1,887,000.

  Operating cash flow was $8,641,000 for the first quarter of 1994. After preferred and common dividends of $2,045,000, with $6,596,000 of cash available which was used primarily for capital expenditures of $5,820,000. Capital expenditures for the remainder of the year are budgeted at $29,300,000 which will be funded initially with operating cash flow and secondly from the lines of credit described above.

Results of Operations

  Net Earnings for the first quarter of 1994 were $4,670,000 or $.54 per share compared to $6,617,000 or $.87 per share for the first quarter of 1993.

  Composite service area temperatures, as measured in degree days, in the first quarter of 1994 were 8.2% warmer than normal and 22.5% warmer than the first quarter of 1993. The warmer temperatures had the effect of reducing the weather sensitive core market therm deliveries by 10.3% compared to the first quarter of 1993. However, the industrial non-core deliveries were up 12.9% due to the addition of a new cogeneration facility in the third quarter of 1993 and one in the first quarter of 1994.

                               Margin and Through-put Changes
                            First Quarter 1994 Compared to 1993

                     Margin Contribution               Through-Put
                        (in thousands)            (thousands of therms)
                     Increase  (Decrease)        Increase     (Decrease)
                     ____________________        _______________________

Core                 ($2,296)    (12.5%)         ( 9,393)       (10.3%)
Non-Core                 127       2.9%           17,152         12.9%
                     _______     ______          _______        ______

     Total           ($2,169)     (9.5%)           7,759          3.5%
                     =======     ======          =======        ======

      Total customers served at March 31, 1994 were 135,150 compared to 125,341 at the end of the first quarter of 1993, a 7.8% increase. This percentage increase is greater than the increase of 7.5% experienced in the 1993 first quarter. Residential customers accounted for an increase of 8.6%.

      Operating and maintenance expense for the quarter increased $596,000 or 8.5% compared to the first quarter of 1993. Salary, wages and commissions increased $179,000 due to the addition of 3 employees and general wage increases. Benefits cost increases amounted to $217,000 which was due, in part, to increases in pension cost accruals resulting from changes disclosed in the notes to the 1993 financial statements. The total increase for payroll and fringe benefit costs accounted for 66.4% of the total expense increase. Depreciation expense increased $236,000 which is related to increased capital spending in response to the high customer growth. Also related to the levels of capital spending is the 7.7% increase in property and payroll taxes.

      Interest expense and other deductions decreased $376,000 due to $244,000 of costs, in the first quarter of 1993, related to drilling activities in northwestern Washington and other subsidiary valuation adjustments. Total interest charges increased $66,000 which was due to increases in interest rates from the first quarter of 1993. Offsetting, to some extent, the increase in interest rates was a swap agreement entered into by the Corporation and a major bank in the first quarter of 1994. The Corporation does not expect the swap agreement to have a material effect on interest expense in the future.

PART II  OTHER INFORMATION

Item 2.   Changes in Securities.

     Under the terms of its bank credit agreement, the Corporation is required to maintain a minimum of $61,896,000 of net worth. Under this restriction approximately $28,392,000 was available for the payment of dividends at March 31, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Common Stockholders of the Corporation was held on April 27, 1994.

     The following directors were elected at the meeting for terms of office expiring in 1995 by the vote indicated below.

                                                               Abstentions and
                                    For          Withheld     Broker Non-Votes

       Donald E. Bennett         7,400,052        96,106             -0-
       Carl Burnham, Jr.         7,403,404        92,754             -0-
       Melvin C. Clapp           7,403,040        93,118             -0-
       David A. Ederer           7,395,732       100,426             -0-
       Howard L. Hubbard         7,400,501        95,657             -0-
       W. Brian Matsuyama        7,400,839        95,319             -0-
       Brooks G. Ragen           7,400,295        95,863             -0-
       Andrew V. Smith           7,389,691       106,467             -0-
       Mary A. Williams          7,398,454        97,704             -0-

     Article V of the Articles of Incorporation was amended to increase from 10,000,000 to 15,000,000 the number of authorized shares of common stock of the Corporation. The vote was 7,044,727 for, 288,975 against and 162,456 abstensions and broker non-votes.

Item 5.   Other Information

                      Ratio of Earnings to Fixed Charges
       Twelve Months
       Ended March 31,                       Year Ended December 31
       ____       ____                 ________________________________

       1994       1993                 1993   1992   1991   1990   1989
       ____       ____                 ________________________________

       2.50       2.53                 2.86   1.97   2.45   2.48   2.62

       For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.     Exhibits and Reports on Form 8-K

       a.   Exhibits:

              No.               Description

              3A Restated articles of incorporation as amended through May 9, 1994.

              12      Computation of Ratio of Earnings to Fixed Charges.

       b.   Reports on Form 8-K:

            No Form 8-K was filed during the quarter for which this report is filed.
                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CASCADE NATURAL GAS CORPORATION
                                     (Registrant)



                                     By    /s/  Donald E. Bennett
                                          Donald E. Bennett
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary

DATED:       May 9, 1994