Form 10-Q
period 1994-06-30
CASCADE NATURAL GAS CORP
filed 1994-08-10
CIK 18072

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1994


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

Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at July 1, 1994
    Common Stock, $1.00 par value                     8,802,339

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS
                                (Unaudited)

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                    -------------------------   -------------------------
                                    Jun 30, 1994 Jun 30, 1993   Jun 30, 1994 Jun 30, 1993
                                    ------------ ------------   ------------ ------------
                                          (dollars in thousands except per share data)
Operating revenues:
  Gas sales                             $35,047      $35,604        $98,588      $96,052
  Transportation revenue                  1,160        1,438          2,305        2,610
  Other operating income                     57           99            117          208
                                       ---------    ---------      ---------    ---------
                                         36,264       37,141        101,010       98,870
Less: Gas purchases                      22,613       23,863         62,680       58,837
      Revenue taxes                       2,250        2,264          6,362        6,282
                                       ---------    ---------      ---------    ---------
Operating margin                         11,401       11,014         31,968       33,751
                                       ---------    ---------      ---------    ---------

Cost of operations:
  Operating expenses                      7,851        7,227         15,487       14,268
  Depreciation and amortization           2,512        2,257          4,947        4,457
  Property and payroll taxes              1,030          956          2,134        1,981
  Income taxes                             (590)        (272)         2,154        3,432
                                       ---------    ---------      ---------    ---------
                                         10,803       10,168         24,722       24,138
                                       ---------    ---------      ---------    ---------
Earnings from operations                    598          846          7,246        9,613
Less interest and other
  deductions - net                        1,873        1,682          3,710        3,894
                                       ---------    ---------      ---------    ---------
Net earnings (loss) before cumulative effect
  of change in accounting method         (1,275)        (836)         3,536        5,719
Cumulative effect of change
  in accounting method                      -            -              -            209
                                       ---------    ---------      ---------    ---------
Net earnings (loss)                      (1,275)        (836)         3,536        5,928
Preferred dividends                         140          146            281          293
                                       =========    =========      =========    =========
Net earnings (loss) available to
  Common Shareholders                   ($1,415)       ($982)        $3,255       $5,635
                                       ---------    ---------      ---------    ---------
Common shares outstanding:
  Weighted average                    8,737,734    7,715,380      8,636,247    7,649,837
  End of period                       8,790,459    8,518,752      8,790,459    8,518,752

Earnings (loss) per common share:
  Before cumulative effect of
    change in accounting method          ($0.16)      ($0.13)         $0.38        $0.71
  Cumulative effect of change
    in accounting method                    -            -              -           0.03
                                       ---------    ---------      ---------    ---------
Net earnings (loss) per common share     ($0.16)      ($0.13)         $0.38        $0.74
                                       =========    =========      =========    =========

Cash dividends per share                  $0.24        $0.24          $0.48        $0.47
                                       =========    =========      =========    =========

PART I.  (Continued)CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         (UNAUDITED)
                                                         Jun 30, 1994   Dec 31, 19
                                                         ------------   ----------
                                                           (dollars in thousands)
                      ASSETS
            Utility Plant, net after accumulated
              depreciation of $123,499 and $117,925       $199,391       $192,363
              Construction work in progress                  3,450          5,009
                                                          ---------      ---------
                                                           202,841        197,372
                                                          ---------      ---------
            Other Assets:
              Investments, at cost                           1,140          1,149
              Notes receivable, less current maturities      2,956          3,508
                                                          ---------      ---------
                                                             4,096          4,657
                                                          ---------      ---------
            Current Assets:
              Cash and cash equivalents                        735          3,138
              Temporary investments                          1,276            757
              Accounts receivable, less allowance of $515
                and $490 for doubtful accounts              12,023         26,539
              Current maturities of notes receivable         1,117          1,331
              Materials, supplies and inventories            6,362          6,416
              Prepaid expenses and other assets              1,276            444
                                                          ---------      ---------
                                                            22,789         38,625
                                                          ---------      ---------
            Deferred Charges                                12,631         12,036
                                                          ---------      ---------
                                                          $242,357       $252,690
                                                          =========      =========
                 COMMON SHAREHOLDERS' EQUITY,
               PREFERRED STOCKS AND LIABILITIES
            Common Shareholders' Equity:
              Common stock, par value $1 per share
               Authorized, 15,000,000 shares
               Issued and outstanding 8,790,459
               and 8,566,374 shares                         $8,790         $8,566
              Additional paid-in capital                    66,419         63,060
              Retained earnings                             13,120         14,076
                                                          ---------      ---------
                                                            88,329         85,702
                                                          ---------      ---------
            Redeemable Preferred Stocks, aggregate
              redemption amount of $7,805 and $7,826         7,509          7,528
                                                          ---------      ---------
            Long-term Debt                                  87,000         87,000
                                                          ---------      ---------
            Current Liabilities:
              Notes payable                                 13,001         13,502
              Accounts payable                               9,176         22,362
              Property, payroll and excise taxes             3,188          3,960
              Dividends and interest payable                 3,839          3,665
              Other current liabilities                      1,949          2,395
                                                          ---------      ---------
                                                            31,153         45,884
                                                          ---------      ---------
            Deferred Credits:
              Gas cost changes                               3,415          3,568
              Other                                         24,951         23,008
                                                          ---------      ---------
                                                            28,366         26,576
                                                          ---------      ---------
            Commitments and Contingencies                     -              -
                                                          ---------      ---------
                                                          $242,357       $252,690
                                                          =========      =========

                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                  Six Months Ended June 30
                                                                  ------------------------
                                                                     1994          1993
                                                                  ----------    ----------
Operating Activities:
  Net earnings                                                       $3,536        $5,928
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                      5,456         5,013
    Amortization of gas cost changes                                 (2,619)       (7,348)
    Increase (decrease) in deferred income taxes                      1,056        (1,083)
    Cumulative effect of change in accounting method                    -            (209)
    Decrease in deferred investment tax credits                        (135)         (135)
    Cash provided (used) by changes in operating assets and liabilities:
      Accounts receivable                                            14,516        11,493
      Income taxes                                                     (569)          216
      Inventories                                                        54            81
      Gas cost changes                                                2,466         2,375
      Deferred items                                                    245         3,082
      Accounts payable and accrued expenses                         (14,288)       (6,561)
      Other                                                            (172)          356
                                                                  ----------    ----------
  Net cash provided by operating activities                           9,546        13,208
                                                                  ----------    ----------
Investing Activities:
  Capital expenditures                                              (10,733)      (13,441)
  New consumer loans                                                   (768)       (1,195)
  Receipts on consumer loans                                          1,501         1,743
  Other                                                                (520)          -
                                                                  ----------    ----------
  Net cash used by investing activities                             (10,520)      (12,893)
                                                                  ----------    ----------
Financing Activities:
  Issuance of common stock, net                                       3,387        14,656
  Redemption of preferred stock                                         (20)          (39)
  Proceeds from long-term debt                                          -          23,760
  Repayment of long-term debt                                           -         (22,835)
  Repayment of notes payable, net                                      (501)      (13,000)
  Dividends paid                                                     (4,295)       (3,660)
                                                                  ----------    ----------
  Net cash used by financing activities                              (1,429)       (1,118)
                                                                  ----------    ----------
Net Decrease in Cash and Cash Equivalents                            (2,403)         (803)

Cash and Cash Equivalents:
  Beginning of period                                                 3,138         3,332
                                                                  ----------    ----------
  End of period                                                        $735        $2,529
                                                                  ==========    ==========

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Condensed Financial Statements
              Three- and Six-Month Periods Ending June 30, 1994


      The preceding statements were taken from the books and records of the Corporation and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments were of a normal and recurring nature.

      Because of the highly seasonal nature of the business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

      Reference is directed to the Notes to Consolidated Financial Statements contained in the 1993 Annual Report on Form 10-K and comments included herein under "Managements's Discussion and Analysis of Financial Condition and Results of Operations".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The seasonal nature of the Corporation's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Corporation has $25,000,000 of committed lines from two banks which are used to support a money market facility of a similar amount. The Corporation also has $30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met through the issuance of Medium-Term Notes of which there were $82,000,000 outstanding at the end of the quarter and $68,000,000 registered under the Securities Act of 1933 and available for issuance.

       After preferred and common dividends of $4,295,000, there was $5,251,000 of cash flow from year-to-date operations. These proceeds, and proceeds of $3,387,000 from common stock issued to participants in the Corporation's Dividend Reinvestment Plan and 401(k) Plan along with short-term borrowing, were used primarily for capital expenditures of $10,733,000. Capital expenditures for the remainder of the year are budgeted at $24,367,000 which will be funded initially with operating cash flow and secondly from the lines of credit described above.


Results of Operations

      Operating results for the second quarter of 1994 were a loss of $1,415,000, or $.16 per share, compared to a loss of $982,000, or $.13 per share, for the second quarter of 1993. For the six months ended June 30, 1994, net earnings were $3,255,000, or $.38 per share, compared to net earnings of $5,635,000, or $.74 per share, for the six months ended June 30, 1993.

      Gross margins for the quarter were 4% higher than in 1993, due to $827,000 of increased margins resulting from the addition of new high volume non-core customers during the past year, including the Company's latest cogeneration customer. Core-market margins decreased $440,000 for the quarter despite an increase of 573,000 therms. The therms increase comes from 810,000 of increased deliveries to industrial customers who opt to receive bundled core sales service. The smaller margins associated with these sales ameliorated, but could not fully offset, the impact on core margins of a 237,000 therm decline in deliveries to weather sensitive residential and commercial customers and increased costs associated with interstate transmission capacity to meet growth needs. The warm weather experienced through the first three months of the year continued into the second quarter with temperatures, as measured in heating degree days, estimated to be 28% warmer than normal and 8% warmer than the 1993 second quarter.

                       MARGIN AND THROUGH-PUT CHANGES
             SECOND QUARTER 1994 COMPARED TO SECOND QUARTER 1993

                    Margin Contribution           Through-Put
                      ($ in thousands)       (thousands of therms)
                    Increase   (Decrease)    Increase  (Decrease)
                     Amount    Percent        Amount     Percent
                    --------   ----------    --------  ----------

Core Deliveries     $ (440)     ( 6.0%)         573        2.0%
Non-Core Deliveries    827       21.0%       47,424       44.0%
                    --------    -------        ------     -----
   Total            $  387        4.0%       47,997       34.0%
                    ========    =======        ======     =====

                       MARGIN AND THROUGH-PUT CHANGES
                 SIX MONTHS 1994 COMPARED TO SIX MONTHS 1993

                    Margin Contribution           Through-Put
                      ($ in thousands)       (thousands of therms)
                    Increase   (Decrease)    Increase  (Decrease)
                     Amount    Percent        Amount     Percent
                    --------   ----------    --------  ----------

Core Deliveries     $(2,736)    (11.0%)       (8,820)    ( 7.0%)
Non-Core Deliveries    953       12.0%       64,576       27.0%
                    --------    -------        ------     -----
     Total          $(1,893)    ( 5.0%)      55,756       15.0%
                    ========    =======        ======     =====


      Through-put increased 15% for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 and gross margin decreased 5% reflecting the mix of increased through-put of lower margin non-core deliveries.

      Total customer growth accelerated to a rate of 8.1% during the twelve months ended June 30, 1994, with residential customers increasing by 9.0% in that period. This marked the first 12-month period in recent history that net customer additions exceeded 10,000. While this significant rate of core growth should benefit earnings, particularly during winter heating periods, its contribution during the second quarter was limited by both the season and the higher temperatures. For the month of April, alone, estimated temperatures were 30% warmer than normal and 24% warmer than in 1993. If temperatures had been equivalent to April, 1993, estimated core heating requirements would have reduced the second quarter loss by more than $.03 per share.

      Operating expenses for the quarter increased $624,000 or 8.6% compared to the second quarter of 1993. Salary, wages and commissions increased $239,000 due to the addition of 6 employees and general wage increases. Benefits cost increases amounted to $315,000 which is due, in large part, to increases in medical and dental expenses which stemmed from recent claims experience and changes in actuarial assumptions for the pension plan. The total increase for payroll and fringe benefit costs accounted for 88.8% of the total increase. For the six months ended June 30, 1994, operating expenses increased 8.5% with 77.9% of the increase due to payroll and benefits.

      Depreciation and amortization expense and property and payroll taxes increased in the current quarter and six-month periods as compared to one year ago, primarily as a result of the increase in utility plant to serve the growing customer base.

      Interest expense and other deductions increased $191,000 quarter to quarter due to a $10,000,000 increase in long-term debt and increases in short-term interest rates. Year-to-date interest and other deductions decreased $184,000 over the six-month period ended June 30, 1993. This decrease is due to other deductions of $491,000, from the 1993 first quarter, for the write-off of subsidiary assets related to drilling activities and the downward adjustment of an inventory valuation. Similar charges are not present in the 1994 period causing an overall decline in this cost category, even though actual interest costs increased $149,000 as a result of increases in long-term debt outstanding and increases in short-term interest rates. The swap agreements entered into by the Company and a major bank in the first quarter of 1994 were terminated June 22, 1994. In addition, a swap agreement entered into in the fourth quarter of 1992 was terminated July 27, 1994. The effect of the terminations is treated as interest cost and is amortized over the term of the agreements. The terminations do not have a material impact on the financial condition of the Company.

      Effective July 15, 1994, the Corporation combined two of its subsidiaries, Fibre Graphics, Inc. and Metrology One, Inc., as part of a sale agreement. Terms of the sale include transfer of ownership in the subsidiaries, which continue to be obligated to the Corporation on a note. The effect of this transaction is not material to the financial condition of the Corporation.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities.

     Under the terms of its bank credit agreement, the Corporation is required to maintain a minimum of $62,677,000 of net worth. Under this restriction approximately $25,652,000 was available for the payment of dividends at June 30, 1994.

Item 5.   Other Information

                     Ratio of Earnings to Fixed Charges

     Twelve Months
     Ended June 30,                Year Ended December 31
                          ---------------------------------------
    1994       1993       1993     1992     1991     1990    1989
    ----       ----       ----     ----     ----     ----    ----
    2.37       2.60       2.86     1.97     2.45     2.48    2.62

     For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.   Exhibits and Reports on Form 8-K

      a.  Exhibits:

            No.               Description
          ------              -----------
            12      Computation of Ratio of Earnings to Fixed Charges

      b.  Reports on Form 8-K:

                    No Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              CASCADE NATURAL GAS CORPORATION
                              (Registrant)



                              By   /s/ Donald E. Bennett
                                   Donald E. Bennett
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Secretary

DATED:  August 10, 1994