Form 10-Q
period 1994-09-30
CASCADE NATURAL GAS CORP
filed 1994-11-14
CIK 18072

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1994


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

Yes  [ X ]    No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at October 31, 1994
    Common Stock, $1.00 par value                     8,864,192

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS
                                (Unaudited)
                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                    -------------------------   -------------------------
                                    Sep 30, 1994 Sep 30, 1993   Sep 30, 1994 Sep 30, 1993
                                    ------------ ------------   ------------ ------------
                                          (dollars in thousands except per share data)
Operating revenues:
  Gas sales                             $26,807      $27,433       $125,395     $123,485
  Transportation revenue                  2,032        1,930          4,337        4,540
  Other operating income                     28           72            145          280
                                       ---------    ---------      ---------    ---------
                                         28,867       29,435        129,877      128,305
Less: Gas purchases                      18,041       19,024         80,721       77,861
      Revenue taxes                       1,664        1,613          8,026        7,895
                                       ---------    ---------      ---------    ---------
Operating margin                          9,162        8,798         41,130       42,549
                                       ---------    ---------      ---------    ---------

Cost of operations:
  Operating expenses                      7,359        6,773         22,846       21,041
  Depreciation and amortization           2,539        2,303          7,486        6,760
  Property and payroll taxes              1,035          951          3,169        2,932
  Income taxes                           (1,397)        (903)           757        2,529
                                       ---------    ---------      ---------    ---------
                                          9,536        9,124         34,258       33,262
                                       ---------    ---------      ---------    ---------
Earnings from operations                   (374)        (326)         6,872        9,287
Less interest and other
  deductions - net                        1,956        1,644          5,666        5,538
                                       ---------    ---------      ---------    ---------
Net earnings (loss) before cumulative effect
  of change in accounting method         (2,330)      (1,970)         1,206        3,749
Cumulative effect of change
  in accounting method                      -            -              -            209
                                       ---------    ---------      ---------    ---------
Net earnings (loss)                      (2,330)      (1,970)         1,206        3,958
Preferred dividends                         141          147            422          440
                                       ---------    ---------      ---------    ---------
Net earnings (loss) available to
  Common Shareholders                   ($2,471)     ($2,117)          $784       $3,518
                                       ---------    ---------      ---------    ---------
Common shares outstanding:
  Weighted average                    8,811,958    8,527,015      8,675,203    7,789,882
  End of period                       8,851,473    8,541,629      8,851,473    8,541,629

Earnings (loss) per common share:
  Before cumulative effect of
    change in accounting method          ($0.28)      ($0.25)         $0.09        $0.42
  Cumulative effect of change
    in accounting method                    -            -              -           0.03
                                       ---------    ---------      ---------    ---------
Net earnings (loss) per common share     ($0.28)      ($0.25)         $0.09        $0.45
                                       ---------    ---------      ---------    ---------

Cash dividends per share                  $0.24        $0.24          $0.72        $0.71
                                       ---------    ---------      ---------    ---------

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          (Thousands of Dollars)
                                                         (UNAUDITED)
                                                         Sep 30, 1994   Dec 31, 1993
                                                         ------------   ------------
                                                           (dollars in thousands)
                      ASSETS
            Utility Plant, net after accumulated
              depreciation of $125,716 and $117,925       $201,927       $192,363
              Construction work in progress                  6,316          5,009
                                                          ---------      ---------
                                                           208,243        197,372
                                                          ---------      ---------
            Other Assets:
              Investments, at cost                           1,226          1,149
              Notes receivable, less current maturities      3,605          3,508
                                                          ---------      ---------
                                                             4,831          4,657
                                                          ---------      ---------
            Current Assets:
              Cash and cash equivalents                        715          3,138
              Temporary investments                          1,481            757
              Accounts receivable, less allowance of $512
                and $490 for doubtful accounts              10,159         26,539
              Current maturities of notes receivable         1,041          1,331
              Materials, supplies and inventories            5,558          6,416
              Prepaid expenses and other assets              3,168            444
                                                          ---------      ---------
                                                            22,122         38,625
                                                          ---------      ---------

            Deferred Charges                                12,708         12,036
                                                          ---------      ---------
                                                          $247,904       $252,690
                                                          ---------      ---------

                 COMMON SHAREHOLDERS' EQUITY,
               PREFERRED STOCKS AND LIABILITIES
            Common Shareholders' Equity:
              Common stock, par value $1 per share
               Authorized, 15,000,000 shares
               Issued and outstanding 8,851,473
               and 8,566,374 shares                         $8,851         $8,566
              Additional paid-in capital                    67,238         63,060
              Retained earnings                              8,525         14,076
                                                          ---------      ---------
                                                            84,614         85,702
                                                          ---------      ---------

            Redeemable Preferred Stocks, aggregate
              redemption amount of $7,798 and $7,826         7,503          7,528
                                                          ---------      ---------

            Long-term Debt                                  87,000         87,000
                                                          ---------      ---------

            Current Liabilities:
              Notes payable                                 23,941         13,502
              Accounts payable                              10,537         22,362
              Property, payroll and excise taxes             2,918          3,960
              Dividends and interest payable                 5,424          3,665
              Other current liabilities                        986          2,395
                                                          ---------      ---------
                                                            43,806         45,884
                                                          ---------      ---------
            Deferred Credits:
              Gas cost changes                                 493          3,568
              Other                                         24,488         23,008
                                                          ---------      ---------
                                                            24,981         26,576
                                                          ---------      ---------
            Commitments and Contingencies                     -              -
                                                          ---------      ---------
                                                          $247,904       $252,690
                                                          ---------      ---------


                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                               Nine Months Ended September
                                                                  ------------------------
                                                                     1994          1993
                                                                  ----------    ----------
                                                                   (dollars in thousands)
Operating Activities:
  Net earnings                                                       $1,206        $3,958
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                      8,346         7,484
    Amortization of gas cost changes                                 (3,196)       (8,486)
    Increase (decrease) in deferred income taxes                      1,448          (396)
    Cumulative effect of change in accounting method                    -            (209)
    Decrease in deferred investment tax credits                        (203)         (203)
    Cash provided (used) by changes in operating assets and liabilities:
      Accounts receivable                                            16,380        11,837
      Income taxes                                                   (2,589)       (1,076)
      Inventories                                                        17          (637)
      Gas cost changes                                                  121         1,471
      Deferred items                                                   (722)        2,677
      Accounts payable and accrued expenses                         (12,575)       (6,091)
      Other                                                            (186)          485
                                                                  ----------    ----------
  Net cash provided by operating activities                           8,047        10,814
                                                                  ----------    ----------
Investing Activities:
  Capital expenditures                                              (18,890)      (24,350)
  New consumer loans                                                 (1,046)       (1,631)
  Receipts on consumer loans                                          2,070         2,661
  Other                                                                (724)         (358)
                                                                  ----------    ----------
  Net cash used by investing activities                             (18,590)      (23,678)
                                                                  ----------    ----------
Financing Activities:
  Issuance of common stock, net                                       3,828        14,770
  Redemption of preferred stock                                         (25)          (42)
  Proceeds from long-term debt                                          -          23,758
  Repayment of long-term debt                                           -         (22,761)
  Net change in notes payable                                        10,439         1,001
  Dividends paid                                                     (6,122)       (5,590)
                                                                  ----------    ----------
  Net cash provided by financing activities                           8,120        11,136
                                                                  ----------    ----------
Net Decrease in Cash and Cash Equivalents                            (2,423)       (1,728)

Cash and Cash Equivalents:
  Beginning of period                                                 3,138         3,332
                                                                  ----------    ----------
  End of period                                                        $715        $1,604
                                                                  ----------    ----------

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
           Three And Nine Month Periods Ending September 30, 1994


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

Note 1 - Sale of Subsidiary Companies

     Effective July 15, 1994, the Corporation combined two of its subsidiaries, Fibre Graphics, Inc., and Metrology One, Inc., as part of a sale agreement. Terms of the sale include transfer of ownership in the subsidiaries, which continue to be obligated to the Corporation on a note. The effect of this transaction is not material to the financial condition of the Corporation.

Note 2 - Subsequent Events

     On October 18 and 20, 1994, the Corporation issued Medium-Term Notes totaling $18,000,000, bringing the total of Medium-Term Notes issued and outstanding to $100,000,000. These new notes mature in 2005 and 2006, and have interest rates from 8.35% to 8.50%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The seasonal nature of the Corporation's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Corporation has $25,000,000 of committed lines from two banks which are used to support a money market facility of a similar amount. The Corporation also has $30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met primarily through the issuance of Medium-Term Notes of which there were $82,000,000 outstanding at the end of the quarter and $68,000,000 registered under the Securities Act of 1933 and available for issuance. Subsequent to the end of the quarter, $18,000,000 of Medium-Term Notes were issued bringing the total issued to $100,000,000 and the registered but not issued to $50,000,000.

      After preferred and common dividends of $6,122,000, there was $1,925,000 of cash flow from year-to-date operations. This amount, and proceeds of $3,828,000 from common stock issued to participants in the Dividend Reinvestment Plan and the 401(k) Plan along with short-term borrowing, were used primarily for capital expenditures of $18,890,000. Capital expenditures for the remainder of the year are budgeted at $16,210,000 which will be funded initially with operating cash flow, secondly from the lines of credit described above and from the October 1994 issuance of $18,000,000 of Medium-Term Notes.

Results of Operations

     Operating results for the third quarter of 1994 were a loss of $2,471,000, or $0.28 per share, compared to a loss of $2,117,000, or $0.25 per share, for the third quarter of 1993. For the nine months ended September 30, 1994, net earnings were $784,000, or $0.09 per share, compared to net earnings of $3,518,000, or $0.45 per share, for the nine months ended September 30, 1993.

     Gross margins for the third quarter of 1994 were 4.1% higher than in the 1993 third quarter, due to $791,000 of increased margins resulting from the addition of new high volume non-core customers during the past year, including the Company's latest cogeneration customer. Core-market margins decreased $427,000 for the quarter, as warm weather continued into the third quarter, with temperatures, as measured in heating degree days, estimated to be 42% warmer than normal and 44% warmer than the 1993 third quarter. Core throughput decreased less than margins due to a decrease of higher margin residential and commercial throughput and an increase in throughput of lower margin core industrial. Core margins were also affected by increased costs associated with additional interstate transmission capacity to meet growth needs.


                        MARGIN AND THROUGHPUT CHANGES
                     THIRD QUARTER 1994 COMPARED TO 1993

                             Margin Contribution          Throughput
                               ($ in thousands)      (thousands of therms)
                            Increase  (Decrease)     Increase   (Decrease)
                             Amount     Percent       Amount      Percent
                             ------     -------       ------      -------

Core Deliveries              $ (427)    (  9.0%)     (   871)       3.0%
Non-Core Deliveries             791       19.0%       52,558       42.0%
                             -------    --------     --------      -----
   Total                     $  364        4.0%       51,687       35.0%
                             =======    ========     ========      =====

                        MARGIN AND THROUGHPUT CHANGES
                      NINE MONTHS 1994 COMPARED TO 1993

                             Margin Contribution          Throughput
                               ($ in thousands)      (thousands of therms)
                            Increase  (Decrease)     Increase   (Decrease)
                             Amount     Percent       Amount      Percent
                             ------     -------       ------      -------

Core Deliveries            $ (3,163)    ( 10.0%)    (  9,691)       6.0%
Non-Core Deliveries           1,744       14.0%      117,134       32.0%
                             -------    --------     --------      -----
   Total                   $ (1,419)       3.0%      107,443       21.0%
                             =======    ========    =========      =====


      Throughput increased for the nine-month period compared to the nine months ended September 30, 1993 while gross margin decreased reflecting the mix of increased throughput of lower margin non-core deliveries, as well as increased costs associated with additional interstate transmission capacity to meet growth needs.

      Total customer growth continues at one of the fastest rates in the industry. The rate during the twelve months ended September 30, 1994 was 7.9%, with residential customers increasing by 8.7% in that period. While this significant rate of core growth should benefit earnings, particularly during winter heating periods, its contribution during the third quarter was limited by both the season and the higher temperatures.

      Operating expenses for the quarter increased $586,000 or 8.7% compared to the third quarter of 1993. Salary, wages and commissions increased $261,000 due to general wage increases and the addition of 7 employees. Benefits cost increases amounted to $170,000 which is due, in large part, to increases in medical and dental expense, which stemmed from recent claims experience and changes in actuarial assumptions for the pension plan. For the nine months ended September 30, 1994, operating expenses increased 8.6% with 74% of the increase due to payroll and benefits.

      Depreciation and amortization expense and property and payroll taxes increased in the current quarter and nine month periods as compared to 1993, primarily as a result of the increase in utility plant to serve the growing customer base.

      Interest expense and other deductions increased $312,000 quarter to quarter due to a $22,000,000 increase in short and long-term debt. Interest and other deductions increased $128,000 in the nine months ended September 30, 1994 compared to the similar period one year ago. Interest expense was up $626,000 in the current period. However, the 1993 period included $491,000 of costs related to a write-off of subsidiary assets related to a drilling project and the downward adjustment of an inventory valuation which are not present in the 1994 period.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities.

     Under the terms of its bank credit agreement, the Corporation is required to maintain a minimum of $63,116,000 of net worth. Under this restriction approximately $21,498,000 was available for the payment of dividends at September 30, 1994.


Item 5.   Other Information

                     Ratio of Earnings to Fixed Charges

        Twelve Months
     Ended September 30,          Year Ended December 31
                         ----------------------------------------
        1994     1993    1993     1992     1991     1990     1989
        ----     ----    ----------------------------------------

        2.21     2.65    2.86     1.97     2.45     2.48     2.62

     For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.   Exhibits and Reports on Form 8-K

      a.  Exhibits:

           No.                Description
           ---                -----------
           12 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividend Requirements

           27 Financial Data Schedule UT, filed electronically via EDGAR only

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

DATED:         November 10, 1994