Form 10-K405
CASCADE NATURAL GAS CORP
filed 1995-03-31
CIK 18072

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


    For the fiscal year ended December 31, 1994 Commission File Number 1-7196

                         CASCADE NATURAL GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                Washington                             91-0599090
----------------------------------------          ----------------------
(State of incorporation or organization)               (IRS Employer
                                                  Identification Number)
          222 Fairview Avenue North
              Seattle, Washington                         98109
----------------------------------------          ----------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code   (206) 624-3900
                                                  -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
     ---------------------------               ---------------------
     Common stock, par value
            $1 per share                      New York Stock Exchange
  Preferred Stock Purchase Rights             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     --------------

          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on February 28, 1995 was $124,242,147.

As of the close of business on February 28, 1995, Registrant had outstanding 8,954,389 shares of common stock.

Portions of the Registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                         CASCADE NATURAL GAS CORPORATION

             Annual Report to the Securities and Exchange Commission
                                  on Form 10-K
                      For the Year Ended December 31, 1994

                                Table of Contents
                                                                    Page Numbers
                                                                    ------------
PART I

     Item  1 -  Business                                                3-10
     Item  2 -  Properties                                               11
     Item  3 -  Legal Proceedings                                        11
     Item  4 -  Submission of Matters To a Vote of Security Holders      11
             -  Executive Officers of the Registrant

PART II

     Item  5 -  Market for Registrant's Common Equity and Related
                  Shareholder Matters                                    14
     Item  6 -  Selected Financial Data                                 15-16
     Item  7 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         17-19
     Item  8 -  Financial Statements and Supplementary Data             20-44
     Item  9 -  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                    45

PART III

     Item 10 -  Directors and Executive Officers                         46
     Item 11 -  Executive Compensation                                   46
     Item 12 -  Security Ownership of Certain Beneficial Owners and
                  Management                                             46
     Item 13 -  Certain Relationships and Related Transactions           46

PART IV

     Item 14 -  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                               47

Signatures                                                               48

Index to Exhibits                                                       49-52

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

     At December 31, 1994, there were 119,625 residential customers, 22,764 commercial customers, 325 firm industrial customers and 33 traditional interruptible customers, all of which are classified as core customers. In addition, there were 92 non-core customers. In 1994, the core customers provided 69% of the operating margin (down from 73% in 1993) while consuming 25% of the total gas deliveries, down from 31% in 1993. The non-core customers (including transportation service) provided the remaining operating margin of 31% (up from 27% in 1992) while consuming 75% of the total throughput, up from 69% in 1993.

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

     Cascade's gas supply contracts provide for annual review of gas prices for possible adjustment. To the extent that prices are changed, Cascade is able to pass the effect of such changes subject to regulatory review to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA.

     The Corporation is also subject to state regulation with respect to integrated resource planning and has filed its second Integrated Resource Plan
(IRP) with both the WUTC and the OPUC. The IRP (previously least cost plan) shows the Corporation's plan for the best set of gas supply and demand side resources that minimizes costs and has acceptable levels of deliverability risk over the twenty-year planning horizon. The IRP also sets forth the Corporation's forecast of growth in customers and volume throughput for a twenty-year period. In addition, the IRP sets forth the Corporation's demand side management goals of achieving certain conservation levels in customer usage. Corporation investments in cost-effective demand side resources are recoverable in rates in both Washington and Oregon.

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

                              OPERATING STATISTICS
          (dollars in thousands except per therm and per customer data)


                                               1994         1993         1992          1991         1990
Gas Distribution Revenue:
 Firm:
  Residential. . . . . . . . . . . . . .     $ 51,354     $ 46,456     $ 37,424      $ 37,260     $ 33,737
  Commercial . . . . . . . . . . . . . .       49,718       46,870       38,797        40,092       38,802
  Industrial . . . . . . . . . . . . . .       11,959       10,931        8,715         8,343        8,403
 Interruptible:
  Commercial . . . . . . . . . . . . . .        3,705        2,954        2,927         3,068        3,158
  Industrial . . . . . . . . . . . . . .        2,008        1,845        1,877         2,212        2,888
 Non-core. . . . . . . . . . . . . . . .       66,597       70,923       56,149        58,535       67,974
                                             --------     --------     --------      --------     --------

   Total gas sales revenue . . . . . . .      185,341      179,979      145,889       149,510      154,962
 Transportation revenue. . . . . . . . .        6,871        7,087        6,423         4,658        5,381
                                             --------     --------     --------      --------     --------

  Total gas distribution revenue . . . .     $192,212     $187,066     $152,312      $154,168     $160,343
                                             --------     --------     --------      --------     --------
                                             --------     --------     --------      --------     --------

Gas Deliveries (thousands of therms):
 Firm:
  Residential. . . . . . . . . . . . . .       88,342       87,812       71,211        71,661       64,673
  Commercial . . . . . . . . . . . . . .       97,750      102,256       85,303        89,873       86,497
  Industrial . . . . . . . . . . . . . .       27,214       28,208       22,585        21,984       21,941
 Interruptible:
  Commercial . . . . . . . . . . . . . .        5,950        4,730        4,608         5,319        5,396
  Industrial . . . . . . . . . . . . . .        5,459        5,925        5,944         7,350       10,507
 Non-core. . . . . . . . . . . . . . . .      303,569      269,483      255,707       277,716      301,983
                                             --------     --------     --------      --------     --------

  Total sales. . . . . . . . . . . . . .      528,284      498,414      445,358       473,903      490,997
 Transportation deliveries . . . . . . .      377,435      240,448      159,779        84,918      112,588
                                             --------     --------     --------      --------     --------
  Total deliveries . . . . . . . . . . .      905,719      738,862      605,137       558,821      603,585
                                             --------     --------     --------      --------     --------
                                             --------     --------     --------      --------     --------

Customers (monthly averages):
 Firm:
  Residential. . . . . . . . . . . . . .      113,398      104,334       96,621        89,306       82,640
  Commercial . . . . . . . . . . . . . .       22,035       21,166       20,266        19,316       18,475
  Industrial . . . . . . . . . . . . . .          327          318          308           308          300
 Interruptible:
  Commercial . . . . . . . . . . . . . .           18           17           17            18           19
  Industrial . . . . . . . . . . . . . .           14           13           16            18           19
 Non-core. . . . . . . . . . . . . . . .           91           86           80            77           76
                                             --------     --------     --------      --------     --------

  Total. . . . . . . . . . . . . . . . .      135,883      125,934      117,308       109,043      101,529
                                             --------     --------     --------      --------     --------
                                             --------     --------     --------      --------     --------

  Year-end totals. . . . . . . . . . . .      142,839      132,668      123,356       114,734      106,933
                                             --------     --------     --------      --------     --------
                                             --------     --------     --------      --------     --------

                                                                  4

                              OPERATING STATISTICS
          (dollars in thousands except per therm and per customer data)

                                   (CONTINUED)



                                               1994         1993         1992          1991         1990
Average Annual Consumption
 Per Customer (therms):
   Residential . . . . . . . . . . . . .          779          842          737           802          783
   Commercial-firm . . . . . . . . . . .        4,436        4,831        4,209         4,653        4,682

Average Annual Revenue
 Per Customer:
   Residential . . . . . . . . . . . . .      $   453      $   445      $   387       $   417      $   408
   Commercial-firm . . . . . . . . . . .      $ 2,256      $ 2,214      $ 1,914       $ 2,076      $ 2,100

Average Rate per Therm:
 Firm:
   Residential . . . . . . . . . . . . .      $0.5813      $0.5290      $0.5255       $0.5199      $0.5217
   Commercial. . . . . . . . . . . . . .      $0.5086      $0.4584      $0.4548       $0.4461      $0.4486
   Industrial. . . . . . . . . . . . . .      $0.4394      $0.3875      $0.3859       $0.3795      $0.3830
 Interruptible:
   Commercial (excluding
      facilities charges). . . . . . . .      $0.3782      $0.3169      $0.3194       $0.3166      $0.3156
   Industrial. . . . . . . . . . . . . .      $0.3678      $0.3114      $0.3158       $0.3010      $0.2749
 Non-core. . . . . . . . . . . . . . . .      $0.2194      $0.2632      $0.2196       $0.2108      $0.2251
 Transportation. . . . . . . . . . . . .      $0.0182      $0.0295      $0.0402       $0.0549      $0.0478

Average Cost per Therm
 For Gas Purchased . . . . . . . . . . .      $0.2526      $0.2434      $0.2055       $0.1958      $0.1963

Heating Degree Days
 System Average (30-year
    average 5,675) . . . . . . . . . . .        5,372        6,071        5,075         5,454        5,396

Maximum Day Send Out
 (1,000 therms) Including
   Transportation. . . . . . . . . . . .        3,936        3,485        2,687         2,567        2,854

Average Daily Send Out
 (1,000 therms) Including
   Transportation. . . . . . . . . . . .        2,481        2,024        1,653         1,531        1,654

Employees-End of Year. . . . . . . . . .          476          467          466           460          450

NATURAL GAS SUPPLY

     The majority of Cascade's supply of natural gas is transported via Northwest Pipeline Corporation (Northwest). Northwest owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. The Corporation is also a shipper on the Pacific Gas Transmission Company (PGT) system. PGT owns and operates a gas transmission line that connects with the gas fields in Alberta, Canada at the international border and extends through Washington and central Oregon into California.

     On November 1, 1993, Northwest completed the process, begun in 1988, of converting its sales function to firm transportation service. Along with the sales conversion of its remaining sales service from Northwest, the Corporation accepted assignment of a pro-rata share of Northwest's remaining Canadian gas supply arrangements, an equivalent share of PGT firm pipeline transportation and a portion of Northwest's natural gas inventory at the Clay Basin Storage Facility. (The Clay Basin inventory will be completely withdrawn by March 31, 1995 according to a schedule dictated by the assignment agreement.)

     Presently, baseload requirements for Cascade's core market group are provided by six major gas supply contracts with various expiration dates from 1996 through 2008 and totaling 865,010 therms per day. Approximately 72% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including two storage agreements. One, with Northwest, extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second, with The Washington Water Power Company (WWP), extends to April 30, 1995 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewal inventory of 4,800,000 therms. Cascade is currently considering an offer from WWP to extend the primary term of the agreement by three years, as well as considering alternative resources to meet the same peak period demand. In addition to withdrawal and inventory capacity, Cascade also maintains a corresponding amount of firm transportation from the storage facility to the citygate. In addition to underground storage, Cascade has entered into contracts with two of its major industrial customers whereby the customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. One such peak shaving agreement entitles Cascade to call upon 150,000 therms per day up to a seasonal total of 3,000,000 therms. This contract expires on September 30, 2015. The second peak shaving agreement, which expires on September 30, 2014, entitles Cascade to call up to 500,000 therms per day up to a seasonal total of 3,000,000 therms. Cascade also owns a propane air peak shaving plant with a daily capacity of 60,000 therms and has liquefied natural gas storage available under an agreement with Northwest which extends to October 31, 2014. Under this agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum, renewable inventory of 5,622,000 therms.

     Cascade maintains a diversified portfolio of natural gas supplies. During 1994, Cascade purchased gas supplies approximately 59.3% from firm gas supply contracts, 39.3% from 30-day spot market contracts and 1.4% from customer assigned gas purchase contracts. In addition, 377,435,000 therms of customer purchased supplies were transported across Cascade facilities.

CURRENT FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

     On November 1, 1993, and pursuant to FERC Order No. 636, as supplemented by FERC Order No. 636A, 636B and 636C (Order 636), Northwest completed the conversion of its remaining sales service to firm transportation service and ceased nearly all activities as a merchant of natural gas. Also on November 1, 1993, PGT undertook the same conversion and is now primarily a transportation pipeline. With the completion of the Northwest conversion, Cascade holds 2,282,010 therms per day of firm transportation capacity, not including firm transportation from storage facilities. As part of the Northwest conversion, the Corporation took direct assignment of 313,350 therms per day of firm PGT transportation capacity and has contracted for an additional wintertime only firm capacity on the PGT system in two increments: 74,460 therms per day of Phase I capacity beginning November 1, 1993, and 36,000 therms per day of vintage PGT capacity beginning November 1, 1995. At that time, Cascade will hold peak day totals of 423,810 therms per day on the PGT system.

     Interstate pipelines that cease being gas sellers face the cost of buying down take-or-pay commitments contained in contracts with their own gas suppliers. Such transition costs were relatively small on Northwest's system, and to the extent they were passed on, state regulators allowed Cascade to include them in rates to its customers. The FERC since has determined that $37,000,000 of these past charges were allocated among Northwest's customers in an impermissible manner. Proceedings to reallocate these costs are now in progress. To the extent Cascade's final allocation differs from the original, it will seek to pass on the difference to its customers in rates.

     Even though PGT is still restructuring supply contracts which were entered into between PGT and a system company for the sole purpose of providing sales service to their parent, Pacific Gas and Electric Company in California, Cascade and other northwest shippers negotiated a settlement that capped their PGT Gas Supply Restructuring (GSR) costs at approximately 1.3% of the anticipated final approved GSR costs. Cascade's allocation was $350,000 and the Corporation elected to make a one time payment in 1993, thereby discharging all obligations for the PGT GSR costs associated with Cascade's original PGT Capacity regardless of the eventual PGT settlement total. The Corporation may have some additional exposure to a small amount of GSR costs that may be collected from all shippers through a volumetric surcharge assessed on additional capacity acquired in 1993 and 1995. Cascade is seeking full recovery of these payments in its rates, as was done with respect to Northwest transition costs.

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

     The rates presently being collected on Northwest's transmission system, subject to refund, reflect a rolled-in methodology currently being challenged through FERC rate case proceedings, by Cascade and several other shippers advocating an incremental rate design. PGT has filed its most recent FERC rate case assuming incremental rate design as its base case but is advocating rolled-in rate design as its alternative, and preferred, methodology. The additional 74,460 therms per day of wintertime only firm capacity that Cascade obtained in PGT's 1993 expansion is being billed under an incremental rate design subject to refund.

COST OF PURCHASED GAS

     Following the implementation of Order 636, Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation service.

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

TERRITORY SERVED AND FRANCHISES

     The population of communities served by Cascade totaled approximately 724,000 at the end of 1994 compared to 700,000 at the end of 1993, a 3.4% increase.

     Cascade has all the franchises necessary for the distribution of natural gas in the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

     In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 1995 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

     Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality," below.

     Of its non-core customers, 15 accounted for approximately 26% of Cascade's total 1994 gas and transportation revenues. Agreements with its principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on 30-days' notice. See Note 11 under Notes to Consolidated Financial Statements, for information regarding revenues from a major customer.

SEASONALITY

     Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. In 1994, 66.1% of operating revenues and 109.9% of earnings from operations were derived from the first and last quarters. Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not necessarily indicative of results to be expected for the year.

COMPETITIVE CONDITIONS

     Cascade sells in a competitive market for natural gas. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses and oil and electricity for residential and commercial space and water heating uses.

     Competition is primarily based on price. For residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has a significant advantage over electricity in over 90% (by population) of its territory. In the remaining areas of its service territory served by public electric utilities with their own substantial hydro power supply, Cascade is near parity with respect to electricity furnished by those utilities for space heating and water heating uses. Through its wholly-owned subsidiary, Cascade Land Leasing Co., the Corporation provides loans to customers to finance the purchase and installation of energy efficient gas appliances.

     Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation and the restructuring of gas supply and contractual provisions with these customers has improved the Corporation's competitive position. From December 1991 through January 1992 and again from December 1992 through May 1994, except for a brief period in June 1993, residual fuel oil prices were lower than natural gas, but Cascade did not experience any significant loss of sales to alternate fuels during those periods.

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

     Almost all of these plants were either dismantled or converted to propane air prior to 1956. In 1956, when natural gas became available, the remaining plants were dismantled. The plant sites were cleaned up when the plants were dismantled and the sites are currently being used for other purposes. Environmental agencies have monitored three of the sites and have found no hazardous substances at levels requiring remediation. Management is investigating the possibility of contamination at one site. Based on information received to date, it is not aware of hazardous substances present at any of the 12 sites at levels that would require remediation.

     The Corporation is in the process of remediating a site that was contaminated by underground diesel and gasoline storage tanks. See Note 10 under Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES

     Capital expenditures for 1995 are budgeted for $44,497,000 including $7,172,000 of projects originally budgeted for 1994 but not completed and carried over to 1995. Including the 1995 budget, the Corporation will have spent over $140,000,000 in new plant in the four years ending in 1995 compared to $133,252,000 in the 12-year period from 1980 through 1991. While easement and right of way work for service to a fourth cogeneration customer was initiated in 1994, construction of the line to serve the plant was started in February, 1995 and will be completed in April, 1995. The 1995 budget includes funds for a fifth cogeneration customer on the Corporation's system. The contracts for service to the five cogeneration customers are expected to yield virtually level payments over the 15 to 25 year contract lives. The contracts provide for demand charges as well as distribution charges which should recover the capital investment in the facilities and provide a return to shareholders over their term. With level payments, projected rates of return are low in the early years and increase significantly over time as the Corporation's investment is depreciated.

     The Corporation is currently forecasting that capital expenditures will total approximately $110,000,000 to $150,000,000 over the following five years.

NON-UTILITY SUBSIDIARIES

     Cascade has four non-utility subsidiaries. These subsidiaries are engaged in the following businesses, respectively; financing Cascade customers' purchases of energy-efficient appliances; exploring for natural gas; and ownership of certain real property in Oregon. The subsidiaries, which in the aggregate account for less than 5% of the consolidated assets of the Corporation, do not currently have a significant impact on Cascade's financial condition or the results of its operations.

PERSONNEL

     At December 31, 1994, Cascade had 476 employees. Of the total employees, 217 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 1996 and thereafter until terminated by either party on 60-days' notice.

ITEM 2 - PROPERTIES

     At December 31, 1994, Cascade's utility plant investments included approximately 3,704 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches and 2,295 miles of service lines.

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

ITEM 3 - LEGAL PROCEEDINGS

     See last paragraph under Item 1  "Business--Environmental".

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Corporation, as of March 1, 1995, are as follows:

                                                                         Year
                                                                         Became
Name                       Office                            Age         Officer
----                       ------                            ---         -------
W. Brian Matsuyama         Chairman of the Board and
                           Chief Executive Officer           48          1987

Ralph E. Boyd              President and Chief
                           Operating Officer                 58          1988

Donald E. Bennett          Executive Vice President,
                           Chief Financial Officer
                           and Secretary                     62          1978

Jon T. Stoltz              Senior Vice President -
                           Planning and Rates                48          1981

O. LeRoy Beaudry           Vice President -
                           Consumer and Public Affairs       56          1981

Calvin R. Steele           Vice President -
                           Data-Processing                   55          1991

King C. Oberg              Vice President -                  54          1993
                           Gas Supply

Larry E. Anderson          Vice President -
                           Operations                        46          1995

J. D. Wessling             Vice President -
                           Finance                           51          1995

James E. Haug              Treasurer and Chief
                           Accounting Officer                46          1981


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

     Larry E. Anderson has been employed by the Corporation since May 1, 1974. He became Chief Engineer on February 1, 1988 and Director, Engineering on December 1, 1991.

     J. D. Wessling was employed by the Corporation on January 6, 1994 as Director-Finance. From 1989 through 1993, he was chief financial officer for a retail drug chain based in Phoenix, Arizona. From 1986 to 1989, he was chief financial officer of a computer distribution company. Prior to that, Mr. Wessling spent 12 years in the oil and gas industry, seven of which were with Atlantic Richfield Company where he held various financial positions.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange under the symbol CGC. At February 28, 1995, there were approximately 9,171 record holders of the Common Stock. The following table shows for the periods indicated the high and low sales prices of, and the per share dividends paid on, the Common Stock in each case as adjusted for stock splits.

                         Market and Dividend Information

              Common stock sales price ranges            Dividends
              -------------------------------            ---------
                    1994                1993           1994           1993
                    ----           ----                ----           ----
     Quarter   High      Low       High      Low
               ----      ---       ----      ---
     First     18 1/8    15 7/8    17        15 1/2    .23 2/3        .23 1/3
     Second    16 3/4    14        17 3/4    16 5/8    .24            .23 2/3
     Third     15 13/16  13 1/4    19 1/2    17 1/4    .24            .23 2/3
     Fourth    15 1/2    12 3/4    19 3/8    17        .24            .23 2/3


     The Corporation's practice has been to declare dividends on its common shares quarterly, payable on the 15th day of February, May, August, and November. The most recent quarterly dividend on the common shares was $.24 per share and was paid on February 15, 1995, to holders of record on January 13, 1995. Future dividend action will depend on the earnings and financial condition of the Corporation and other relevant factors.

ITEM 6 - SELECTED FINANCIAL DATA (dollars in thousands except per share data)

STATEMENTS OF OPERATIONS

                                         1994          1993          1992          1991          1990
Operating Revenues:
 Gas sales . . . . . . . . . . .      $ 185,341     $ 179,979     $ 145,889     $ 149,510     $ 154,962
 Transportation revenue. . . . .          6,871         7,087         6,423         4,658         5,381
 Other operating income. . . . .            198           388           154           144           172
                                      ---------     ---------     ---------     ---------     ---------
                                        192,410       187,454       152,466       154,312       160,515
Less:  Gas purchases . . . . . .        118,083       113,500        90,320        90,903        97,392
       Revenue taxes . . . . . .         11,500        11,095         8,997         9,362         9,192
                                      ---------     ---------     ---------     ---------     ---------

Operating Margin . . . . . . . .         62,827        62,859        53,149        54,047        53,931
                                      ---------     ---------     ---------     ---------     ---------

Cost of Operations:
 Operating expenses. . . . . . .         30,882        28,536        26,262        24,630        22,428
 Depreciation and amortization .         10,077         9,151         8,388         7,704         7,282
 Property and payroll taxes. . .          4,039         3,757         3,516         3,361         3,373
                                      ---------     ---------     ---------     ---------     ---------
                                         44,998        41,444        38,166        35,695        33,083

Overrun Penalty Income . . . . .                                                    1,305
                                      ---------     ----------     ---------    ---------     ---------

Earnings from operations . . . .         17,829        21,415        14,983        19,657        20,848
                                      ---------     ---------     ---------     ---------     ---------

Nonoperating Expense (Income):
 Interest. . . . . . . . . . . .          8,090         7,038         7,478         7,793         8,374
 Interest charged to
     construction. . . . . . . .           (203)         (323)         (218)         (156)          (98)
                                      ---------     ---------     ---------     ---------     ---------
                                          7,887         6,715         7,260         7,637         8,276
 Amortization of debt issuance
     expense . . . . . . . . . .            593           562           402           362           373
   Other . . . . . . . . . . . .             84            20          (339)         (199)         (724)
                                      ---------     ---------     ---------     ---------     ---------
                                          8,564         7,297         7,323         7,800         7,925
                                      ---------     ---------     ---------     ---------     ---------

Earnings Before Income Taxes and
Cumulative Effect of Change in
   Accounting Method . . . . . .          9,265        14,118         7,660        11,857        12,923

Income Taxes . . . . . . . . . .          3,505         5,224         2,817         4,206         4,547
                                      ---------     ---------     ---------     ---------     ---------

Earnings Before Cumulative
   Effect of Change in
     Accounting Method . . . . .          5,760         8,894         4,843         7,651         8,376
Cumulative Effect of Change
in Accounting Method . . . . . .                          209
                                      ---------     ---------     ---------     ---------     ---------

Net Earnings . . . . . . . . . .          5,760         9,103         4,843         7,651         8,376
Preferred Dividends. . . . . . .            558           580           595           148           154
                                      ---------     ---------     ---------     ---------     ---------

Net Earnings Available to
  Common Shareholders. . . . . .      $   5,202     $   8,523     $   4,248     $   7,503     $   8,222
                                      ---------     ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------     ---------

Shares of Common Stock Outstanding:
 (thousands)
 End of Year . . . . . . . . . .          8,912         8,566         7,614         6,631         6,565
 Average . . . . . . . . . . . .          8,707         7,915         6,681         6,587         6,519

Earnings per Common Share:
   Before cumulative effect of change
     in accounting method. . . .      $    0.60     $    1.05     $    0.64     $    1.14     $    1.26
Cumulative effect of
  change in accounting
  method . . . . . . . . . . . .                         0.03
                                      ---------     ---------     ---------     ---------     ---------
Net Earnings per Common Share. .      $    0.60     $    1.08     $    0.64     $    1.14     $    1.26
                                      ---------     ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------     ---------


                                        1994        1993         1992         1991          1990
RETAINED EARNINGS:
   Beginning of the year . . . .     $  14,076   $  13,455    $  15,655    $  14,142     $  11,674
   Net earnings after preferred
      dividends. . . . . . . . .         5,202       8,523        4,248        7,503         8,222
   Common dividends paid in cash        (8,472)     (7,902)      (6,448)      (5,990)       (5,754)
                                     ---------   ---------    ---------    ---------     ---------

   End of the year . . . . . . .     $  10,806   $  14,076    $  13,455    $  15,655     $  14,142
                                     ---------   ---------    ---------    ---------     ---------
                                     ---------   ---------    ---------    ---------     ---------

CAPITAL STRUCTURES:
   Common shareholders' equity .     $  87,710   $  85,702    $  69,199    $  57,225     $  54,931
                                     ---------   ---------    ---------    ---------     ---------

   Redeemable preferred stocks .     $   7,217   $   7,528    $   7,951    $   8,254     $   2,444
                                     ---------   ---------    ---------    ---------     ---------

   Debt:
      Long-term debt . . . . . .     $ 100,000   $  87,000    $  74,677    $  57,060     $  60,803
      Notes payable. . . . . . .        14,501      13,502       13,000        8,500         1,500
      Current maturities of
        long-term debt . . . . .         5,000           0            0        3,500         2,500
                                     ---------   ---------    ---------    ---------     ---------

         . . . . . . . . . . . .     $ 119,501   $ 100,502    $  87,677    $  69,060     $  64,803
                                     ---------   ---------    ---------    ---------     ---------

   Total capital . . . . . . . .     $ 214.428   $ 193,732    $ 164,827    $ 134,539     $ 122,178
                                     ---------   ---------    ---------    ---------     ---------
                                     ---------   ---------    ---------    ---------     ---------

FINANCIAL RATIOS:
   Return on common shareholders'
      equity . . . . . . . . . .         6.00%      11.00%        6.72%       13.38%        15.42%

   Common stock dividend payout ratio     161%         87%         146%          79%           69%

   Dividends paid in cash per
      common share . . . . . . .     $    0.96       $0.94        $0.93        $0.90         $0.87

   Fixed charge coverage (before income
      tax deduction):
      Times interest earned. . .          2.07        2.86         1.97         2.45          2.48
      Times interest and preferred
        dividends earned . . . .          1.87        2.55         1.76         2.39          2.41
   Book value per year-end share of
      common stock . . . . . . .     $    9.84   $   10.00    $    9.09    $    8.63     $    8.37

UTILITY PLANT:
   Utility plant - end of year .     $ 333,863   $ 315,297    $ 283,871    $ 249,027     $ 230,769
   Accumulated depreciation. . .       127,806     117,925      109,184      100,927        93,824
                                     ---------   ---------    ---------    ---------     ---------

   Net plant . . . . . . . . . .     $ 206,057   $ 197,372    $ 174,687    $ 148,100     $ 136,945
                                     ---------   ---------    ---------    ---------     ---------
                                     ---------   ---------    ---------    ---------     ---------

   Construction expenditures . .     $  27,251   $  32,990    $  35,335    $  19,669     $  16,415
                                     ---------   ---------    ---------    ---------     ---------
                                     ---------   ---------    ---------    ---------     ---------

   Total assets. . . . . . . . .     $ 272,297   $ 252,690    $ 224,685    $ 191,471     $ 181,080
                                     ---------   ---------    ---------    ---------     ---------
                                     ---------   ---------    ---------    ---------     ---------

                                       16

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                                  1994 VS 1993

  Net earnings to common shareholders for the year 1994 were $5,202,000, or $0.60 per share compared to $8,523,000, or $1.08 per share in 1993. Fourth quarter net earnings to common shareholders were $4,418,000, or $0.50 per share compared to $5,005,000, or $0.59 per share in 1993.

  The customer base expanded by 7.7%, reaching a new high of 142,839 at December 31, 1994. However, operating margin was negatively affected by weather. Temperatures in 1994 were generally warmer than normal and warmer than 1993, particularly in the important first quarter when the degree days were 7% warmer than normal. By comparison, the first quarter of 1993 had temperatures 18% colder than normal. For all of 1994, the Corporation estimates that the warmer weather negatively impacted margins by over $2,000,000. Operating margins were further reduced by increased costs of interstate pipeline capacity to serve Oregon customers. Costs of $1,670,000, incurred prior to December 1994, were not recovered in rates since such allowance would have resulted in an Oregon return on equity exceeding a 12.75% earnings test used by the Oregon Public Utility Commission. Higher costs from December forward are being fully recovered in current rates.


                            MARGIN AND VOLUME CHANGES
                              BETWEEN 1994 AND 1993

        MARGIN CONTRIBUTION (THOUSANDS):       THERMS DELIVERIES (THOUSANDS):
               Increase(Decrease)                    Increase(Decrease)
      -----------------------------------   ----------------------------------
              Amount        Percent                 Amount        Percent
Core         $(2,463)        (5.4)%                 (4,216)        (1.8)%
Non-Core       2,431         14.2 %                171,073         33.5 %
             -------         ------                -------         ------
   Total     $   (32)        (0.1)%                166,857         22.6 %
             -------         ------                -------         ------
             -------         ------                -------         ------

     In the industrial non-core market, deliveries were up substantially and margins increased by $2,431,000, primarily as the result of service to a new cogeneration plant beginning in April, 1994.

     Operating expenses were up over 1993 by $2,346,000, or 8.2%. Payroll and benefits costs account for $1,523,000 of this increase, with the largest factor being additional payroll cost of $912,000. This upward movement is the result of general salary and wage increases, the addition of 9 employees as of the end of the year, and a reduction in payroll expense capitalized resulting from lower capital expenditures in 1994. Employee medical benefits expense increased 26.1% over 1993 due to claims experience.

     Depreciation and amortization expense, along with property and payroll taxes, were up a total of $1,208,000, or 9.4%, primarily because of increases in plant and equipment.

     Interest expense increased $1,172,000 due to an increase of $16,700,000 in the average amount of debt outstanding. Other expense includes charges of $700,000 for revaluation of certain non-operating assets. These "other" charges along with the unusual transmission capacity charges, negatively affected 1994 earnings $1,546,000, or $0.18 per share.

                              RESULTS OF OPERATIONS
                                  1993 VS 1992
     The continuing strong customer growth coupled with reasonably normal weather (1.4% colder than normal) pushed total year earnings as well as fourth quarter earnings to new record levels. Net earnings to common shareholders for 1993 were $8,523,000 or $1.08 per share compared to $4,248,000 or $0.64 per share in 1992. Fourth quarter net earnings to common shareholders were $5,005,000 compared to $3,962,000 in the 1992 fourth quarter. Earnings per share were $0.59 in the 1993 quarter and $0.57 in the 1992 quarter.


                            MARGIN AND VOLUME CHANGES
                              BETWEEN 1993 AND 1992

           MARGIN CONTRIBUTION (THOUSANDS):    THERMS DELIVERIES (THOUSANDS):
                   Increase(Decrease)                 Increase(Decrease)
           -------------------------------     --------------------------------
                Amount        Percent             Amount        Percent
Core           $ 8,058        21.4%               39,280        20.7%
Non-Core         1,652        10.7%               94,445        22.7%
               -------        -----              -------        -----
  Total        $ 9,710        18.3%              133,725        22.1%
               -------        -----              -------        -----
               -------        -----              -------        -----


  The successful sales of common stock in November, 1992 and June, 1993, increased the number of shares outstanding, affecting per-share comparisons for both the year and the quarter. All per-share numbers reflect the three-for-two stock split which was effective on December 20, 1993.

  Acquisition of new customers continued at the rate of 7.5% in 1993. Residential customers increased 8.3% in 1993 over 1992. Therm deliveries to the core market increased 20.7% while therm deliveries to the non-core market were up 22.7%. The significant increase in deliveries to the non-core market, primarily in the latter half of 1993, reflected the beginning of commercial operation for the second cogeneration plant on the Corporation's system.

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

  Interest expense was down 5.9% ($440,000) from the 1992 level as a result of the refinancing of higher-cost debt that was accomplished in mid-1992 and early 1993. Interest charged to construction was up 48% ($105,000) as the result of the use of more short-term debt in 1993. Amortization of debt issuance expense was up 40% ($160,000) in 1993 reflecting the costs incurred to refinance the higher-cost debt mentioned above. Other expense reflected termination of all interests and the writeoff of all remaining costs ($244,000) associated with the drilling activities in northwestern Washington as well as other valuation reserves.

  The results for 1993 include the affect of adopting, in the first quarter of 1993, SFAS No. 109, Accounting for Income Taxes, which resulted in a one-time credit to earnings of $209,000 or $0.03 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

  The seasonal nature of the Corporation's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Corporation has $25,000,000 of committed lines from two banks which are used to support a money market facility of a similar amount. The Corporation also has $30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met primarily through the issuance of Medium-Term Notes of which there were $100,000,000 outstanding at the end of 1994 and $50,000,000 registered under the Securities Act of 1933 and available for issuance.

  After preferred and common dividends and preferred redemptions totaling $8,463,000, there was $4,388,000 of cash flow from year to year operations. This amount, and proceeds of $4,400,000 from common stock issued to participants in the Corporation's Dividend Reinvestment Plan and 401(k) Plan along with debt, were used primarily to fund capital expenditures of $27,251,000.

  The Corporation has a capital budget for 1995 of $44,497,000 which will be funded initially with operating cash flow, secondly from the lines of credit described above and from the available Medium-Term Notes. The capital budget includes $7,172,000 of projects initially approved in 1994 but not completed and therefore carried over to 1995.

                              EFFECTS OF INFLATION

  Changing prices have had a minimal impact on the Company's operating margins. The effects of price changes in purchased gas costs and the cost of transporting gas to the Company's system are, for the most part, passed on to customers in accordance with regulatory policy. Inflationary increases in wages and other operating expenses are generally recognized by the regulatory agencies in their rate decisions in general rate filings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data listed in the following index are filed as part of this report.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.
                                                                        --------

Independent Auditors' Report on the
       Consolidated Financial Statements                                  21

Consolidated Financial Statements:

          Statements of Net Earnings Available to Common
            Shareholders for the Years ended
            December 31, 1994, 1993 and 1992                             22-23

          Balance Sheets as of December 31, 1994 and 1993                24-25

          Statements of Common Shareholders' Equity for the
             Years ended December 31, 1994, 1993 and 1992                26-27

          Statements of Cash Flows for the Years ended
             December 31, 1994, 1993 and 1992                            28-29

Notes to Consolidated Financial Statements for the three
       years ended December 31, 1994                                      30

Independent Auditors' Report on Financial
       Statement Schedule                                                 43

Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Accounts                44

                                   SCHEDULE II

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)



           Column A                  Column B              Column C              Column D     Column E
           --------                  --------     ---------------------------    --------     --------
                                                           Additions
                                                           ---------
                                    Balance at    Charged to       Charged to                Balance at
                                     Beginning     Costs and          Other     Deductions     End of
          Description                of Period     Expenses         Accounts      (Note)       Period
--------------------------------    ----------    ----------        --------     ---------    ---------
Allowance for Doubtful Accounts:

Year ended:

       December 31, 1992              $    384           249                      234           $  399
                                      --------           ---                      ---           ------

       December 31, 1993              $    399           279                      188           $  490
                                      --------           ---                      ---           ------

       December 31, 1994              $    490           340                      369           $  461
                                      --------           ---                      ---           ------

       Note: Accounts receivable written off, net of recoveries


Valuation Reserve - Notes Receivable

       December 31, 1994              $      0           550              577                   $1,127
                                      --------           ---              ---                  -------

Valuation Reserve - Investments

       December 31, 1994              $      0           150                                    $  150
                                      --------           ---                                    ------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information regarding directors under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement issued to Shareholders for the 1995 Annual Meeting (the 1995 Proxy Statement), which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

     See the information regarding executive compensation set forth in the 1995 Proxy Statement, under "Executive Compensation "on pages 7, 8 and 9 and under "Compensation Committee Interlocks and Insider Participation" on page 9, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information on security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1995 Proxy Statement, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information on certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the 1995 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2.  For a list of the financial statements and the financial statement schedule filed herewith, see the index to financial statements and supplementary data in Item 8 of this report.

(a) 3. For a list of the exhibits filed herewith, see the index to exhibits following the signature pages of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b)            Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 CASCADE NATURAL GAS CORPORATION

     March 27, 1995                              By   /s/  Donald E. Bennett
-----------------------                            -----------------------------
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

                                        Chairman of the Board,
                                        Chief Executive Officer
/s/     W. Brian Matsuyama              and Director                       March 27, 1995
---------------------------------                                        ------------------
        W. Brian Matsuyama              (Principal Executive Officer)           Date

/s/     Ralph E. Boyd                   President and                      March 27, 1995
---------------------------------                                        ------------------
        Ralph E. Boyd                   Chief Operating Officer                 Date


                                        Executive Vice President,
                                        Chief Financial Officer,
/s/     Donald E. Bennett               Secretary and Director             March 27, 1995
---------------------------------                                        ------------------
        Donald E. Bennett               (Prinicipal Financial Officer)          Date


                                        Treasurer and Chief
/s/     James E. Haug                   Accounting Officer                 March 27, 1995
---------------------------------                                        ------------------
        James E. Haug                   (Prinicipal Accounting Officer)         Date


/s/     Carl Burnham, Jr.               Director                           March 27, 1995
---------------------------------                                        ------------------
        Carl Burnham, Jr.                                                       Date


/s/     Melvin C. Clapp                 Director                           March 27, 1995
---------------------------------                                        ------------------
        Melvin C. Clapp                                                         Date


/s/     David A. Ederer                 Director                           March 27, 1995
---------------------------------                                        ------------------
        David A. Ederer                                                         Date


/s/     Howard L. Hubbard               Director                           March 27, 1995
---------------------------------                                        ------------------
        Howard L. Hubbard                                                       Date


/s/     Brooks G. Ragen                 Director                           March 27, 1995
---------------------------------                                        ------------------
        Brooks G. Ragen                                                         Date


/s/     Andrew V. Smith                 Director                           March 27, 1995
---------------------------------                                        ------------------
        Andrew V. Smith                                                         Date


/s/     Mary A. Williams                Director                           March 27, 1995
---------------------------------                                        ------------------
        Mary A. Williams                                                        Date

                                INDEX TO EXHIBITS

Exhibit
   No.                       Description

 3.1 Restated Articles of Incorporation of the Registrant as amended through May 9, 1994. Incorporated by reference to Exhibit 3A to the Registrant's quarterly report on Form 10-Q dated April 29, 1994.

 3.2      Restated Bylaws of the Registrant.  Incorporated by reference to
          Exhibit 3-(2) to the Registrant's annual report on Form 10-K for the year ended December 31, 1990.

 4.1 Indenture dated as of August 1, 1992, between the Registrant and The Bank of New York relating to Medium-Term Notes. Incorporated by reference to Exhibit 4 to the Registrant's current report on Form 8-K dated August 12, 1992.

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

10.1      This number not used.

10.2 Service Agreement (Storage Gas Service under Rate Schedule SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K)

10.3 Service agreement (assigned Storage Gas Service under Rate Schedule SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant's 1993 Form 10-K.

10.4 Service Agreement (Liquefaction - Storage Gas Service under Rate Schedule SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit
          10.4 to the Registrant's 1993 Form 10-K.

10.5 Gas Purchase Agreement dated November 1, 1990, between Mobil Oil Canada and the Registrant. Incorporated by reference to Exhibit 10-6 to the 1991 Form 10-K.

10.6 Amendment to Gas Purchase Agreement dated August 30, 1991, between Mobil Oil Canada and the Registrant. Incorporated by reference to
          Exhibit 10(h)(2) to the Registrant's registration statement on Form S-2, No. 33-52672 (the 1992 Form S-2).

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

10.10 Gas Sale Agreement dated November 1, 1993, between Mobil Natural Gas Inc. and the Registrant. Incorporated by reference to Exhibit 10.10 to the Registrant's 1993 Form 10-K.

10.11 Agreement for Sale and Purchase of Gas dated November 1, 1993, as amended by Letter Amendment dated December 8, 1993, between Mobil Natural Gas, Inc., and the Registrant. Incorporated by reference to
          Exhibit 10.11 to the Registrant's 1993 Form 10-K.

10.12 Replacement Firm Transportation Agreement dated July 31, 1991, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10(1) to the 1992 Form S-2.

10.12.1 Amendments dated August 20, 1992, November 1, 1992, October 20, 1993, and December 17, 1993, to Replacement Firm Transportation Agreement dated July 31, 1991, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.12.1 to the Registrant's 1993 Form 10-K.

10.13 Firm Transportation Service Agreement dated April 25, 1991, between Pacific Gas Transmission Company and the Registrant (1993 expansion). Incorporated by reference to Exhibit 10(m) to the 1992 Form S-2.

10.14 Firm Transportation Service Agreement dated October 27, 1993, between Pacific Gas Transmission Company and the Registrant. Incorporated by reference to Exhibit 10.14 to the Registrant's 1993 Form 10-K.

10.15 Assignment and Amendment of Gas Purchase Contract dated September 30, 1991 (effective November 1, 1992) among Northwest Pipeline Corporation, West Coast Energy Inc., West Coast Energy Marketing Ltd., Canadian Hydrocarbons Marketing Inc., and the Registrant, amending Kingsgate Gas Sales Agreement dated September 23, 1960, as amended by Letter Agreement dated August 15, 1989, between Northwest Pipeline Corporation and West Coast Energy Inc. Incorporated by reference to
          Exhibit 10(s) to the 1992 Form S-2.

10.15.1 Interim Pricing Arrangement dated November 4, 1993 between Canadian Hydrocarbons Marketing, Inc. and the Registrant relating to the Kingsgate Gas Sales Agreement. Incorporated by reference to Exhibit
          10.16.1 to the Registrant's 1993 Form 10-K.

10.16 Clay Basin Inventory Sales Agreement dated July 31, 1991, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10(t) to the 1992 Form S-2.

10.17 Storage Agreement dated July 23, 1990, between Washington Water Power Company and the Registrant. Incorporated by reference to Exhibit 10(v) to the 1992 Form S-2.

10.18 Service Agreement (Firm Redelivery Transportation Agreement under Rate Schedule TF-2 for Cascade's SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.19 to the Registrant's 1993 Form 10-K.

          NO DATA

10.19 Service Agreement (Firm Redelivery Transportation Agreement under Rate Schedule TF-2 for Cascade's assignment of SGS-1 from WWP) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant's 1993 Form 10-K.

          NO DATA

10.20 Service Agreement (Firm Redelivery Transportation Agreement under rate Schedule TF-2 for Cascade's LS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.21 to the Registrant's 1993 Form 10-K.

          NO DATA

10.21 Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant.

10.22 Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1960.

10.23 Firm Transportation Service Agreement dated November 4, 1994, between Pacific Gas Transmission and the Registrant, effective November 1, 1995.

10.24 Firm Transportation Agreement dated August 1, 1994, between Northwest Pipeline Corporation and Registrant.

          NO DATA

10.25 Prearranged Permanent Capacity Release of Firm Natural Gas Transportation Agreements dated November 30, 1993 between Tenaska Gas Co., Tenaska Washington Partners, L.P. and Registrant.

          NO DATA

10.26 Agreement for Peak Gas Supply Service dated August 1, 1992, between Tenaska Gas Co., Tenaska Washington Partners, L.P., and Registrant.

10.27 Agreement for Peaking Gas Service dated November 22, 1991, between Longview Fibre Company and Registrant.

10.29 1991 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10(n) to the 1992 Form S-2.

10.30 Executive Supplemental Income Retirement Plan of the Registrant and Supplemental Benefit Trust as amended and restated as of May 1, 1989, as amended by Amendment No. 1 dated July 1, 1991.* Incorporated by reference to Exhibit 10(o) to the 1992 Form S-2.

10.31 Employment agreement between the Registrant and W. Brian Matsuyama.* Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.

10.32 Employment agreement between the Registrant and Jon T. Stoltz.* Incorporated by reference to Exhibit 10(q) to the 1992 Form S-2.

12.       Computation of Ratio of Earnings to Fixed Charges.

21. A list of the Registrant's subsidiaries is omitted because the subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Deloitte & Touche LLP to the incorporation of their report in the Registrant's registration statements.

27.       Financial Data Schedule (electronic filing only)


--------------
* Management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT



Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of December 31, 1994 and 1993, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Seattle, Washington
February 3, 1995

                                                                          -----
                                                                             21

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET EARNINGS
AVAILABLE TO COMMON SHAREHOLDERS
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------

                                             1994        1993          1992
                                             ----        ----          ----
                                    (dollars in thousands except per share data)
OPERATING REVENUES:
  Gas sales                              $  185,341   $  179,979   $  145,889
  Transportation revenue                      6,871        7,087        6,423
  Other operating income                        198          388          154
                                         ----------    ---------    ---------

                                            192,410      187,454      152,466
  Less:
  Gas purchases                             118,083      113,500       90,320
  Revenue taxes                              11,500       11,095        8,997
                                         ----------    ---------    ---------

OPERATING MARGIN                             62,827       62,859       53,149
                                         ----------    ---------    ---------

COST OF OPERATIONS:
  Operating expenses                         30,882       28,536       26,262
  Depreciation and amortization              10,077        9,151        8,388
  Property and payroll taxes                  4,039        3,757        3,516
                                         ----------    ---------    ---------
                                             44,998       41,444       38,166
                                         ----------    ---------    ---------
        Earnings from operations             17,829       21,415       14,983
                                         ----------    ---------    ---------

NONOPERATING EXPENSE (INCOME):
  Interest                                    8,090        7,038        7,478
  Interest charged to construction             (203)        (323)        (218)
                                         ----------    ---------    ---------


                                              7,887        6,715        7,260
  Amortization of debt issuance expense         593          562          402
  Other                                          84           20         (339)
                                         ----------    ---------    ---------
                                              8,564        7,297        7,323
                                         ----------    ---------    ---------

EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                        9,265       14,118        7,660

INCOME TAXES                                  3,505        5,224        2,817
                                         ----------    ---------    ---------

EARNINGS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  METHOD, CARRIED FORWARD                     5,760        8,894        4,843


See notes to consolidated financial statements.
                                                                          -----
                                                                             22

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET EARNINGS
AVAILABLE TO COMMON SHAREHOLDERS (CONTINUED)
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------

                                             1994        1993          1992
                                             ----        ----          ----
                                    (dollars in thousands except per share data)

EARNINGS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  METHOD, BROUGHT FORWARD               $    5,760   $    8,894    $    4,843

  Cumulative effect of change in
    accounting method (Note 7)                 -            209           -
                                        ----------    ---------    ----------
NET EARNINGS                                 5,760        9,103         4,843

PREFERRED DIVIDENDS                            558          580           595
                                        ----------    ---------    ----------

NET EARNINGS AVAILABLE TO COMMON
  SHAREHOLDERS                          $    5,202   $    8,523    $    4,248
                                        ----------    ---------    ----------
                                        ----------    ---------    ----------

EARNINGS PER COMMON SHARE:
  Before cumulative effect of
    change in accounting method         $     0.60   $     1.05    $     0.64
  Cumulative effect of change in
    accounting method                   $      -     $     0.03           -
                                        ----------    ---------    ----------


NET EARNINGS PER COMMON SHARE           $     0.60   $     1.08    $     0.64
                                        ----------    ---------    ----------
                                        ----------    ---------    ----------

AVERAGE SHARES OUTSTANDING (Note 4)      8,707,105    7,914,858     6,681,263
                                        ----------    ---------    ----------
                                        ----------    ---------    ----------



See notes to consolidated financial statements.
                                                                          -----
                                                                             23

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            December 31
                                                         ------------------
ASSETS                                                   1994          1993
------                                                   ----          ----
                                                       (dollars in thousands)
UTILITY PLANT (Note 2)                               $  333,863    $  310,288
  Less accumulated depreciation                         127,806       117,925
                                                     ----------    ----------

                                                        206,057       192,363
  Construction work in progress                           7,872         5,009
                                                     ----------    ----------

                                                        213,929       197,372
                                                     ----------    ----------

OTHER ASSETS:
  Investments                                               919         1,149
  Notes receivable, less current maturities               2,915         3,508
                                                     ----------    ----------

                                                          3,834         4,657
                                                     ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents                               3,949         3,138
  Securities available for sale                           1,466           757
  Accounts receivable, less allowance of
    $461 and $490 for doubtful accounts                  28,885        26,539
  Current maturities of notes receivable                    988         1,331
  Materials, supplies, and inventories                    5,583         6,416
  Prepaid expenses and other assets                       1,653           444
                                                     ----------    ----------

                                                         42,524        38,625
                                                     ----------    ----------

DEFERRED CHARGES                                         12,010        12,036





                                                     ----------    ----------
TOTAL                                                $  272,297    $  252,690
                                                     ----------    ----------
                                                     ----------    ----------


                                                                          -----
                                                                             24

--------------------------------------------------------------------------------

                                                            December 31
COMMON SHAREHOLDERS' EQUITY,                             -----------------
PREFERRED STOCKS AND LIABILITIES                         1994          1993
                                                         ----          ----
                                                       (dollars in thousands)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share
  (Note 4) - Authorized,
  15,000,000 shares; issued and
  outstanding, 8,911,661 and
  8,566,374 shares                                   $   8,912      $   8,566
Additional paid-in capital                              67,992         63,060
Retained earnings (Note 6)                              10,806         14,076
                                                     ---------       --------

                                                        87,710         85,702
                                                     ---------       --------

REDEEMABLE PREFERRED STOCKS, aggregate
  redemption amount of $7,499 and
  $7,826 (Note 3)                                        7,217          7,528
                                                     ---------       --------

LONG-TERM DEBT (Note 6)                                100,000         87,000
                                                     ---------       --------

CURRENT LIABILITIES:
  Notes payable (Note 5)                                14,501         13,502
  Accounts payable                                      18,366         22,362
  Property, payroll, and excise taxes                    4,541          3,960
  Dividends and interest payable                         4,202          3,665
  Other current liabilities                              1,620          2,395
  Current maturities of long-term debt (Note 6)          5,000            -
                                                     ---------       --------
                                                        48,230         45,884
                                                     ---------       --------

DEFERRED CREDITS:
  Gas cost changes                                       4,407          3,568
  Income taxes (Note 7)                                 15,382         13,708
  Investment tax credits                                 3,472          3,747
  Other                                                  5,879          5,553
                                                     ---------       --------
                                                        29,140         26,576
                                                     ---------       --------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)             -               -
                                                     ---------       --------
TOTAL                                                $ 272,297      $ 252,690
                                                     ---------       --------
                                                     ---------       --------


                                                                          -----
                                                                             25

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON
SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------


                                                    Common stock
                                                    ------------      Additional
                                                                       paid-in    Retained
                                                Shares    Par value    capital    earnings
                                                ------    ---------   ----------  --------
                                                         (dollars in thousands)

BALANCE, January 1, 1992                      4,420,637   $  4,421   $  37,149    $ 15,655

  Common stock issued:
     Public offering                            600,000        600      12,352
     Employee Savings Plan and Retirement
        Trust (401(k))                           17,802         18         384
     Director stock award plan                    1,200          1          25
     Dividend reinvestment plan                  36,087         36         771
  Redemption of preferred stock                                            (13)
  Cash dividends:
     Common stock, $1.40 per share                                                  (6,448)
     Preferred stock, Senior, $.55 per share                                          (124)
     7.85% cumulative preferred stock, $7.85
        per share                                                                     (471)
  Net earnings                                                                       4,843
                                              ---------   --------   ---------    --------

BALANCE, December 31, 1992                    5,075,726      5,076      50,668      13,455

  Common stock issued:
     Public offering                            575,000        575      13,773
     Employee Savings Plan and Retirement
        Trust (401(k))                           22,200         22         558
     Director stock award plan                      800          1          19
     Dividend reinvestment plan                  37,992         38         939
     Three-for-two stock split                2,854,656      2,854      (2,865)
  Redemption of preferred stock                                            (32)
  Cash dividends:
     Common stock, $.94 per share                                                   (7,902)
     Preferred stock, Senior, $.55 per share                                          (109)
     7.85% cumulative preferred stock, $7.85
       per share                                                                      (471)
  Net earnings                                                                       9,103
                                              ---------   --------   ---------    --------

BALANCE, December 31, 1993, CARRIED FORWARD   8,566,374    8,566        63,060      14,076




See notes to consolidated financial statements.

                                                                          -----
                                                                             26

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON
SHAREHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------


                                                           Common stock         Additional
                                                           ------------          paid-in     Retained
                                                         Shares     Par value    capital     earnings
                                                         ------     ---------   ----------   --------
                                                                          (dollars in thousands)

BALANCE, December 31, 1993, BROUGHT FORWARD            8,566,374    $  8,566    $  63,060    $ 14,076

  Common stock issued:
     Employee Savings Plan and Retirement
        Trust (401(k))                                    48,959          49          690
     Director stock award plan                             1,200           1           18
     Dividend reinvestment plan                          295,128         296        4,222
  Redemption of preferred stock                                                         2
  Cash dividends:
     Common stock, $.96 per share                                                              (8,472)
     Preferred stock, Senior, $.55 per share                                                      (87)
     7.85% cumulative preferred stock,
       $7.85 per share                                                                           (471)
  Net earnings                                                                                  5,760
                                                      ---------    --------     ---------    --------

BALANCE, December 31, 1994                            8,911,661    $  8,912     $  67,992    $ 10,806
                                                      ---------    --------     ---------    --------
                                                      ---------    --------     ---------    --------


See notes to consolidated financial statements.

                                                                          -----
                                                                             27

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------

                                          1994         1993           1992
                                          ----         ----           ----
                                               (dollars in thousands)

OPERATING ACTIVITIES:
  Net earnings                          $  5,760      $  9,103     $ 4,843
  Adjustments to reconcile net
    earnings to net cash
    provided by operating
    activities:
    Depreciation                          11,239        10,268       9,342
    Write-down of assets                     700           349         -
    Amortization of gas cost changes      (3,361)      (10,119)     (3,070)
    Increase in deferred income
      taxes                                1,674           758       1,976
    Cumulative effect of change in
      accounting method                      -            (209)        -
    Decrease in deferred investment
      tax credits                           (275)         (266)       (274)
    Cash provided (used) by changes
      in operating assets and
      liabilities:
      Accounts receivable                 (2,346)      (2,099)      (3,515)
      Income taxes                          (476)          98          268
      Inventories                             34         (601)        (244)
      Gas cost changes                     4,200         (482)        (366)
      Deferred items                         131          490          613
      Accounts payable and accrued
        expenses                          (3,661)       6,563        3,918
      Prepaid expenses and other assets     (725)         138          125
      Other                                  (43)         (31)         392
                                        --------     --------     --------

  Net cash provided by operating
     activities                           12,851       13,960       14,008
                                        --------     --------     --------

INVESTING ACTIVITIES:
  Capital expenditures                   (27,251)     (32,990)     (35,335)
  New consumer loans                      (1,393)      (2,352)      (3,265)
  Receipts on consumer loans               2,580        3,533        3,994
  Purchase of securities available
     for sale                             (1,502)        (747)         -
  Proceeds from securities available
     for sale                                752          -            -
                                        --------     --------     --------

  Net cash used by investing
    activities                           (26,814)      (32,556)    (34,606)
                                       ---------     ---------    --------

FINANCING ACTIVITIES:
  Issuance of common stock                 4,400        14,937      13,380
  Redemption of preferred stock             (309)         (455)       (315)
  Proceeds from long-term debt, net       17,838        33,686      47,551
  Repayment of long-term debt               -          (22,761)    (37,414)
  Proceeds from notes payable, net           999           501       4,500
  Dividends paid                          (8,154)       (7,506)     (6,237)
                                        --------      --------    --------

  Net cash provided by financing
    activities                            14,774        18,402      21,465
                                        --------      --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS, CARRIED FORWARD          811          (194)        867



See notes to consolidated financial statements.

                                                                          -----
                                                                             28

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
--------------------------------------------------------------------------------


                                                1994      1993         1992
                                                ----      ----         ----
                                                   (dollars in thousands)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS, BROUGHT FORWARD         $    811   $   (194)    $   867

CASH AND CASH EQUIVALENTS:
   Beginning of year                            3,138      3,332       2,465
                                             --------   --------     -------
   End of year                               $  3,949   $  3,138     $ 3,332
                                             --------   --------     -------
                                             --------   --------     -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of amounts capitalized)   $  7,381   $  6,744     $ 6,058
     Income taxes                            $  2,567   $  2,598     $ 1,050



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
In July 1994, the Corporation sold all of the capital stock of Metrology One, Inc. and Fibre Graphics, Inc. A note receivable valued at $825,000 was acquired in exchange for the assets sold.


See notes to consolidated financial statements.

                                                                          -----
                                                                             29

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
-------------------------------------------------------------------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly owned subsidiaries: Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC Resources, Inc. The consolidated financial statements also include the accounts of Fibre Graphics, Inc. and Metrology One, Inc. through the date of sale of those subsidiaries on July 15, 1994. All intercompany transactions have been eliminated in consolidation.

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

     INVESTMENTS: Investments consist primarily of real estate, classified as nonutility property carried at estimated net realizable value.

     NOTES RECEIVABLE: Notes receivable include loans made to customers for the purchase of energy efficient appliances, which are generally the security for the loan. Loans are made for a term of five years at interest rates varying from 6.5% to 12%.

     SECURITIES AVAILABLE FOR SALE: Securities available for sale consist of municipal bonds, at market value, which approximates cost.

     MATERIALS, SUPPLIES, AND INVENTORIES: Materials and supplies for construction and maintenance are recorded at cost. Inventories of gas are stated at the lower of average cost or market.

     DEFERRED CHARGES: Deferred charges consist primarily of debt issuance costs, intangible assets related to minimum liability accruals on pension obligations (Note 8), and deferrals of postretirement health care expenses (Note 8). Debt issuance costs are amortized over the lives of the related issues. Redemption costs relating to refinanced debt are amortized over the life of the new debt issuance.

                                                                          -----

     REVENUE RECOGNITION: The Corporation accrues estimated revenues for gas delivered but not billed to residential and commercial customers from the meter reading dates to month end.

     GAS COST CHANGES: Gas cost changes consist primarily of the effects of net decreases in purchased gas costs which have not yet been reflected in rates charged to customers. The effects of changes that are not tracked on a concurrent basis are deferred and amortized over a future period through a temporary rate change schedule. Amortization is subject to the approval of the regulatory agencies. Periods are generally one to two years.

     FEDERAL INCOME TAXES: The Corporation deducts depreciation computed on an accelerated basis for federal income tax purposes, and as a result, deductions exceed the amounts included in the financial statements.

     In 1981, the Corporation elected to record depreciation on 1981 and subsequent utility plant additions under the Accelerated Cost Recovery System. This election required the Corporation to provide deferred income taxes on the difference between depreciation computed for financial statement and tax reporting purposes beginning in 1981 (Note 7). This procedure has been accepted by the WUTC and the OPUC.

     It is expected that any future increases in federal income taxes resulting from the reversal of accelerated depreciation on additions to utility plant in 1980 and prior will be allowed in future rate determinations.

     INVESTMENT TAX CREDITS: Investment tax credits were deferred and are amortized over the life of the property giving rise to the credit.

     STATEMENTS OF CASH FLOWS: For purposes of the statements of cash flows, the Corporation considers all liquid investments with a purchased maturity of approximately three months or less to be cash equivalents.

     RECLASSIFICATIONS: Certain reclassifications have been made in the 1993 financial statements to conform to the classifications used in 1994.

NOTE 2:   UTILITY PLANT
Utility plant consists of the following components at December 31:

                                                            1994          1993
                                                            ----          ----
                                                          (dollars in thousands)
Distribution plant                                     $  284,305    $  261,994
Transmission plant                                         14,086        14,086
Production plant                                            1,053         1,053
General plant                                              28,994        27,846
Intangible plant                                              212           212
Nondepreciable plant                                        5,213         5,097
                                                       ----------    ----------
                                                       $  333,863    $  310,288
                                                       ----------    ----------

                                                                          -----

NOTE 3:   REDEEMABLE PREFERRED STOCKS

                                                                1994                         1993
                                                                ----                         ----
                                                        Shares      Amount           Shares      Amount
                                                        ------      ------           ------      ------
                                                                    (dollars in thousands)
  7.85% cumulative, $1.00 par value                      60,000     $ 6,000           60,000     $ 6,000
  $.55 cumulative Senior, Series A, B,
     and C, without par value:
      Beginning of year                                 167,676       1,528          213,157       1,951
      Shares retired                                     32,249         311           45,481         423
                                                        -------     -------          -------     -------

  Authorized, issued, and outstanding
     at end of year                                     195,427     $ 7,217          227,676     $ 7,528
                                                        -------     -------          -------     -------

The Senior preferred stock is subject to mandatory redemption as follows:

                                                    Shares        Amount
                                                    ------        ------
                                                    (dollars in thousands)
1995                                                 38,777        $ 388
1996                                                 25,000          250
1997                                                 25,000          250
1998                                                 25,000          250
1999                                                 14,500          145

The shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The 7.85% cumulative preferred stock may not be redeemed until maturity on November 1, 1999.

NOTE 4:  COMMON STOCK

At December 31, 1994, shares of common stock are reserved for issuance as follows:

                                            Number            Purchase or contribution
                                           of shares               price per share
                                           ---------               ---------------
Employee Savings Plan and Retirement                  Market closing price of common stock
   Trust (401(k) plan)                      31,317    immediately prior to purchase by Trustee.

Dividend reinvestment plan                 528,834    Average of high and low sales prices
                                                      on the closest business day immediately
                                                      preceding the investment date, which
                                                      is the 15th day of each month.

Director stock award plan                   10,800    Market closing price of common stock on the
                                                      date of the Corporation's annual meeting.
                                           -------

                                           570,951
                                           -------

                                                                          -----

Effective December 20, 1993, the Corporation issued 2,854,656 shares of common stock in a three for two stock split. For the calculations of earnings per share of common stock, the average number of shares outstanding has been recalculated to reflect the effect of this split.

NOTE 5:   NOTES PAYABLE

At December 31, 1994, the Corporation had two committed lines of credit available, one of $20,000,000 and one of $5,000,000. These agreements expire in 1996 and 1995, respectively, and provide for a commitment fee of .2% and .15%, respectively. The committed lines are used as backup support for an uncommitted facility of $25,000,000, of which $10,501,000 was outstanding at December 31, 1994. In addition, the Corporation has uncommitted lines of credit available of $10,000,000 each from three banks, of which $4,000,000 was outstanding at December 31, 1994.

The average daily amount outstanding under these arrangements during 1994 was approximately $15,217,000 with a maximum month end borrowing of $23,941,000. The effective weighted average interest rate (excluding commitment fees) based upon daily amounts outstanding was 4.87% in 1994 and 3.66% in 1993.

NOTE 6:   LONG-TERM DEBT

Long-term debt consists of the following:


                                                         1994           1993
                                                         ----           ----
                                                       (dollars in thousands)
9.46% promissory note due 1995                         $  5,000      $  5,000
Medium-term notes:
  5.77% due 1998                                          5,000         5,000
  5.78% due 1998                                          5,000         5,000
  7.18% due 2004                                          4,000         4,000
  7.32% due 2004                                         22,000        22,000
  8.38% due 2005                                          5,000          -
  8.35% due 2005                                          5,000          -
  8.50% due 2006                                          8,000          -
  8.06% due 2012                                         14,000        14,000
  8.10% due 2012                                          5,000         5,000
  8.11% due 2012                                          3,000         3,000
  7.95% due 2013                                          4,000         4,000
  8.01% due 2013                                         10,000        10,000
  7.95% due 2013                                         10,000        10,000
                                                       --------      --------

                                                        105,000        87,000
Less current maturities                                   5,000          -
                                                       --------      --------

                                                       $100,000      $ 87,000
                                                       --------      --------
                                                       --------      --------

None of the long-term debt includes sinking fund requirements.

Various debt and credit agreements restrict the Corporation and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $24,188,000 is available for payment of dividends as of December 31, 1994.


                                                                          -----

During 1992 and 1994, the Corporation entered into three interest rate swap arrangements, with scheduled expiration dates in 1994, 1995, and 1996. These arrangements effectively converted $25,000,000 of fixed rate debt instruments into variable rate obligations. Under the terms of these arrangements, the Corporation made payments at a LIBOR-based floating rate, and received payments at a fixed rate. The net interest paid or received is included in interest expense. During 1994, these arrangements were terminated. The settlement amount, which was not material, was charged to prepaid expenses, and is being amortized to interest expense over the original terms of the swap arrangements.

NOTE 7:   INCOME TAXES

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

The provision for income tax expense consists of the following:

                                                       1994      1993      1992
                                                       ----      ----      ----
                                                        (dollars in thousands)
   Current tax expense                               $2,120    $3,443    $  451
   Alternative minimum tax (credit carryforward)        -        (665)      665
   Deferred tax expense                               1,660     2,668     1,975
   Change in tax rates                                  -          44        -
   Amortization of deferred investment tax credits     (275)     (266)     (274)
                                                     -------   -------   -------

                                                     $3,505    $5,224    $2,817
                                                     -------   -------   -------


During the third quarter of 1993, the Revenue Reconciliation Act of 1993 was enacted. This Act increased the maximum federal income tax rate applicable to corporations from 34% to 35%. The provision for deferred income taxes included a charge of $44,000 ($.01 per share) in 1993 as a result of recalculating certain deferred tax balances at the new tax rate. A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:


                                                                          -----

                                                       1994      1993      1992
                                                       ----      ----      ----
                                                       (dollars in thousands)
Statutory federal income tax rate                      35 %      35 %      34 %

Income tax calculated at statutory federal rate       $3,243    $4,941   $2,604
Increase (decrease) resulting from:
    State income tax, net of federal tax benefit          80       106       15
    Differences between book and tax depreciation        468       441      513
    Amortization of investment tax credits              (275)     (266)    (274)
    Other                                                (11)        2      (41)
                                                     --------   -------  -------

                                                      $3,505    $5,224   $2,817
                                                     --------  -------  -------
                                                     --------  -------  -------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Corporation's net deferred tax liability are as follows:

                                                               1994      1993
                                                               ----      ----
                                                          (dollars in thousands)
Deferred tax liabilities:
     Differences between book and tax basis of property     $13,082    $ 11,383
     Debt refinancing costs                                   2,505       2,695
     Retirement benefit obligations                             829         410
     Other                                                       77          26
                                                           --------    --------
                                                             16,493      14,514
                                                           --------    --------

Deferred tax assets:
     Valuation reserves                                         264          -
     Retirement benefit obligations                             477         450
     Provision for doubtful accounts                            172         175
     Other                                                      198         181
                                                           --------    --------

                                                              1,111         806
                                                           --------    --------
Net deferred tax liability                                 $ 15,382    $ 13,708
                                                           --------    --------


NOTE 8:   RETIREMENT PLANS
The Corporation's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Corporation's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules.

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


                                                                          -----

The following table sets forth the funded status of the defined benefit pension and supplemental retirement plans and amounts recognized in the Corporation's financial statements:

                                                                                     Supplemental
                                                            Pension plan            retirement plan
                                                            ------------            ---------------
                                                          1994        1993            1994        1993
                                                          ----        ----            ----        ----
                                                                    (dollars in thousands)
Actuarial present value of accumulated
  benefit obligations:
   Vested                                               $ 12,666    $ 21,579        $  2,310    $  2,285
   Nonvested                                                 137         239             144         138
                                                        --------    --------        --------    --------
                                                        $ 12,803    $ 21,818        $  2,454    $  2,423
                                                        --------    --------        --------    --------
                                                        --------    --------        --------    --------
Projected benefit obligation for services
  rendered to date                                      $(15,590)   $(25,823)       $ (3,327)   $ (3,130)
Plan assets, at fair value, primarily common
  stocks, corporate bonds, and life
  insurance policies                                      13,842      21,076           2,387       2,079
                                                        --------    --------        --------    --------

Projected benefit obligation in excess of
  plan assets                                             (1,748)     (4,747)          (940)      (1,051)

Unrecognized amounts:
    Prior service cost                                     2,316       2,561           -            -
    Loss (gain) from past experience different
      from that assumed                                       28       2,446            582          523
    Net transition obligation                                 27          33          1,203        1,303
Adjustment to recognize minimum liability                   -         (1,035)          (912)      (1,119)
                                                        --------    --------        --------    --------
Prepaid (accrued) pension cost                          $    623    $   (742)       $   (67)    $   (344)
                                                        --------    --------        --------    --------
                                                        --------    --------        --------    --------

Net pension cost for both plans included the following components:


                                                                    1994            1993        1992
                                                                    ----            ----        ----
                                                                         (dollars in thousands)
   Service cost of benefits earned during the period                $ 1,271         $ 1,113     $   920
   Interest cost on projected benefit obligation                      2,044           1,900       1,625
   Actual return on plan assets                                      (1,101)         (1,485)     (1,234)
   Deferral of unrecognized loss (gain) and amortization, net          (524)             82        (130)
   Amount recognized due to settlement                                   16            -           -
                                                                    -------         -------     -------
                                                                    $ 1,706         $ 1,610     $ 1,181
                                                                    -------         -------     -------
                                                                    -------         -------     -------

During 1994, a portion of the pension plan obligation was settled by the purchase, from plan assets, of annuities for substantially all existing retirees. This resulted in a decrease of $8,297,000 in the projected benefit obligation.


                                                                          -----

The actuarial present value of accumulated plan benefits for both plans at December 31, 1994, reflect increases in the discount rate. This change decreased the projected benefit obligation of the pension plan and supplemental retirement plan by $4,462,000 and $220,000, respectively.

The following assumptions were used to determine the projected benefit obligation and expected return on assets at December 31:

                                                  1994      1993      1992
                                                  ----      ----      ----
  Pension plan:
     Discount rate:
        Nonretired lives                          8.75%     7.50%     8.50%
        Retired lives                             8.75      6.00      6.00
     Long-term rate of return on plan assets      8.50      8.50      8.50
     Rate of increase in future compensation
     levels                                       5.00      5.00      6.00

  Supplemental retirement plan:
     Discount rate                                8.75      7.50      8.50
     Long-term rate of return on plan assets      8.50      8.50      8.50
     Rate of increase in future compensation
     levels                                       5.00      5.00      6.00


------------------------------------------

The Corporation has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the 401(k) plan. Under the terms of the 401(k) plan, the Corporation will match each employee's contribution to the 401(k) plan at a rate of 50% of the employee's contribution up to 6% of the employee's compensation, as defined. The Corporation recognized costs for contributions to this plan of $474,000, $370,000, and $217,000 for 1994, 1993, and 1992, respectively.

------------------------------------------

Effective January 1, 1993, the Corporation adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the Corporation to accrue the estimated cost of future retiree benefit payments during the years the employee provides services. The Corporation previously recorded the cost of these benefits, which are principally health care, as benefit payments were incurred. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of the adoption, or the accrual of the obligation over a period of up to 20 years. The Corporation elected to recognize this obligation of approximately $13,100,000 over a period of 20 years.

The accrual of postretirement benefits other than pensions (PBOP) under SFAS No. 106 exceeded payment of these benefits by $1,892,000 and $1,938,000 in 1994 and 1993, respectively. Of these incremental amounts, $1,493,000 and $1,523,000 are subject to the jurisdiction of the WUTC. As allowed by the policy of the WUTC, these amounts have been deferred, and included in deferred charges. Management believes that these and prospective deferral amounts will be recovered in the future through rates charged to customers. The remainder of the amount is subject to the jurisdiction of the OPUC which does not permit deferral of the incremental expense.


                                                                          -----

The Corporation's health care plan provides benefits for its retired employees hired prior to June 1, 1992, and their eligible dependents. In 1992, the Corporation recognized $239,000 as an expense for postretirement health care benefits. Net postretirement health care benefit costs for 1994 and 1993 consisted of the following components:

                                                    1994          1993
                                                    ----          ----
                                                  (dollars in thousands)
  Service cost                                    $  523         $  510
  Net interest cost                                1,151          1,105
  Actual return on plan assets                        12           -
  Net amortization and deferral                      551            657
                                                  -------        -------

                                                  $ 2,237        $ 2,272
                                                  -------        -------
                                                  -------        -------

The Corporation's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following table sets forth the health care plan's funded status:

                                                     1994          1993
                                                     ----          ----
                                                   (dollars in thousands)

  Accumulated postretirement benefit obligation (APBO):
     Retirees                                     $  3,814       $  3,722
     Fully eligible active plan participants         4,797          5,611
     Other active plan participants                  5,571          7,807
                                                  --------       --------
                                                    14,182         17,140
  Plan assets, at fair value, primarily common
   stocks and corporate bonds                        2,498          1,250
                                                  --------       --------

  Funded status                                    (11,684)       (15,890)
  Unrecognized transition obligation                11,826         12,483
  Unrecognized (gain) loss                          (1,462)         2,719
                                                  ---------      ---------

  Accrued postretirement benefit cost             $ (1,320)      $   (688)
                                                  ---------      ---------
                                                  ---------      ---------


The assumed health care cost trend rate used in measuring the APBO is 11% for 1995, trending down to 6% at 2005. At January 1, 1994, the census and per capita claims cost assumptions were updated, resulting in an approximate 9% reduction in the APBO. The assumed discount rate used in determining the APBO was 8.75% at December 31, 1994, and 7.5% at December 31, 1993. The effect of the increase in the discount rate was a decrease of approximately 9% in the APBO at December 31, 1994. A one percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 16% and the service and interest cost components of net postretirement health care cost by approximately 20%.

NOTE 9:   GAS SERVICE CONTRACTS

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


                                                                          -----

One gas supply contract requires the Corporation to take 10,037,500 therms annually or the seller can reduce its commitment to provide that minimum amount. Two other gas supply contracts, which expire in 1996, require that the Corporation take 100% of all tendered gas volumes during the remaining life of the agreements. These requirements are for 91,250,000 therms in 1995 and 76,000,000 therms in 1996. Another contract has a 42% take requirement, equaling an obligation of 41,475,315 therms per year through 2004. Lastly, a 15-year contract for winter-only (October through March) supply has a 70% minimum take requirement, which equates to a purchase requirement of 9,841,650 therms per year.

The remaining gas supply contracts do not require the Corporation to take any gas, but the various suppliers are obligated to provide up to a maximum of 80,300,000 therms annually. The Corporation's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract prices, which are subject to change.

                                                             Storage
                                  Firm                         and
                                   gas                       peaking
                                  supply    Transportation   service      Total
                                  ------    --------------   -------      -----
                                           (dollars in thousands)
     1995                        $  40,719    $  24,849    $   5,781   $  71,349
     1996                           33,089       24,999        4,127      62,215
     1997                           16,794       24,999        4,127      45,920
     1998                           16,406       24,999        4,127      45,532
     1999                           14,475       24,999        4,127      43,601
   Thereafter                       69,610      364,595       43,801     478,006
                                 ---------    ---------    ---------   ---------

                                 $ 191,093    $ 489,440    $  66,090   $ 746,623
                                 ---------    ---------    ---------   ---------
                                 ---------    ---------    ---------   ---------

Purchases under these contracts for 1992, 1993, and 1994, including commodity purchases, as well as demand charges have been as follows:

                                                           Storage
                                  Firm                       and
                                  gas                      peaking
                                 supply   Transportation   service     Total
                                 ------   --------------   --------    -----
                                              (dollars in thousands)
     1992                        $  45,812    $  10,201    $   3,944   $ 59,957
     1993                        $  50,036    $  18,691    $   4,179   $ 72,906
     1994                        $  54,695    $  22,751    $   4,639   $ 82,085

NOTE 10:  CONTINGENCIES

The Corporation was notified by the Department of Ecology of the State of Washington that it is a "potentially liable person" as a result of contamination in the area of the Corporation's underground storage tanks at its Sunnyside, Washington office. The Corporation has provided $455,000 to date for the estimated costs of the cleanup. The Corporation believes that the remaining reserves of $99,000 are adequate to complete the remediation.


                                                                          -----

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Corporation's business. None of those now pending, in the opinion of management, is expected to have a material effect on the Corporation's financial position or results of operations.

NOTE 11:  REVENUES FROM MAJOR CUSTOMER

In 1994, one customer accounted for approximately $20,215,000 in gas revenues. This represents 10.5% of total revenues; however, margins derived from this customer were less than 3% of total margin. Outstanding accounts receivable from this customer at December 31, 1994, totalled $2,144,000, which represents December 1994 consumption. In 1993 and 1992 no one customer accounted for more than 10% of gas revenues.

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Corpora-tion could realize in a current market exchange. Thus, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value amounts of financial instruments at December 31 are as follows:

                                                                  1994                        1993
                                                                  ----                        ----
                                                       Carrying        Estimated     Carrying       Estimated
                                                        amount        fair value      amount        fair value
                                                       --------       ----------     --------       ----------
                                                                       (dollars in thousands)
Assets:
   Cash and cash equivalents                           $  3,949       $  3,949       $  3,138       $  3,138
   Notes receivable, including current
      maturities                                          3,903          3,955          4,839          4,984
   Accounts receivable                                   28,885         28,885         26,539         26,539
   Securities available for sale                          1,466          1,466            757            757

Redeemable preferred stock                                7,217          6,924          7,528          7,482

Liabilities:
   Long-term debt                                       100,000         93,187         87,000         93,705
   Notes payable                                         14,501         14,501         13,502         13,502
   Current maturities of long-term debt                   5,000          5,096           -              -

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND NOTES PAYABLE: The carrying amounts of these items are a reasonable estimate of their fair value.

     NOTES RECEIVABLE, REDEEMABLE PREFERRED STOCK, AND LONG-TERM DEBT: Interest rates that are currently available to the Corporation for issuance of instruments with similar terms and remaining maturities are used to estimate fair value.

     SECURITIES AVAILABLE FOR SALE: Fair values are based on quoted market prices.


                                                                          -----

NOTE 13:    INTERIM RESULTS OF OPERATIONS (UNAUDITED)


                                               Quarter ended
                              -------------------------------------------------
                               March 31,   June 30,  September 30, December 31,
                                 1994        1994        1994         1994
                                 ----        ----        ----         ----
                                (dollars in thousands except per share data)
Operating revenues            $ 64,746     $ 36,264    $ 28,867     $ 62,533
Gas costs and revenue taxes     44,179       24,863      19,705       40,836
                              --------     --------    --------     --------

Operating margin                20,567       11,401       9,162       21,697
Cost of operations              11,175       11,393      10,933       11,497
                              --------     --------    --------     --------

Earnings from operations         9,392            8      (1,771)      10,200
Interest and other, net          1,837        1,873       1,956        2,898
                              --------     --------    --------     --------

Earnings before income taxes     7,555       (1,865)     (3,727)       7,302
Income taxes                     2,744         (590)     (1,397)       2,748
                              --------     --------    --------     --------

Net earnings (loss)           $  4,811     $ (1,275)   $ (2,330)     $ 4,554
                              --------     --------    --------     --------
                              --------     --------    --------     --------

Earnings (loss) per share     $   0.54     $  (0.16)   $  (0.28)     $  0.50
                              --------     --------    --------     --------
                              --------     --------    --------     --------


                                                                          -----
                                                                             41

                                               Quarter ended
                              -------------------------------------------------
                               March 31,   June 30,  September 30, December 31,
                                 1994        1994        1994         1994
                                 ----        ----        ----         ----
                               (dollars in thousands except per share data)
Operating revenues             $ 61,729     $ 37,141    $ 29,435     $ 59,149
Gas costs and revenue taxes      38,993       20,637      26,127       38,838
                               --------     --------    --------     --------

Operating margin                 22,736       11,014       8,978       20,311
Cost of operations               10,264       10,440      10,027       10,713
                               --------     --------    --------     --------

Earnings from operations         12,472          574      (1,229)       9,598
Interest and other, net           2,213        1,682       1,644        1,758
                               --------     --------    --------     --------

Earnings before income taxes
  and cumulative effect of
  change in accounting method    10,259       (1,108)     (2,873)       7,840
Income taxes                      3,704         (272)       (903)       2,695
                               --------     --------    --------     --------

Net earnings (loss) before
   cumulative effect of change
   in accounting method           6,555         (836)     (1,970)       5,145

Cumulative effect of change in
   accounting method                209         -           -            -
                               --------     --------    --------     --------
Net earnings (loss)            $  6,764     $   (836)   $ (1,970)    $  5,145
                               --------     --------    --------     --------
                               --------     --------    --------     --------

Earnings (loss) per share:

  Before cumulative effect of
  change in accounting method  $   0.84     $  (0.13)   $  (0.25)     $  0.59

  Cumulative effect ofchange
    in accounting method           0.03         -           -            -
                               --------     --------    --------     --------

Earnings (loss) per share      $   0.87     $  (0.13)   $  (0.25)      $ 0.59
                               --------     --------    --------     --------
                               --------     --------    --------     --------


Earnings (loss) per share have been restated for the effect of the three for two stock split in December 1993.

                                                                          -----
                                                                             42

INDEPENDENT AUDITORS' REPORT


Cascade Natural Gas Corporation
      and Subsidiaries


We have audited the consolidated financial statements of Cascade Natural Gas Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the financial statement schedules of Cascade Natural Gas Corporation, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.


/s/ Deloitte & Touche LLP

Seattle, Washington
February 3, 1995


                                                                           ----
                                                                             43