Form 10-Q
period 1995-03-31
CASCADE NATURAL GAS CORP
filed 1995-05-10
CIK 18072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1995


                         Commission File Number 1-7196

                      CASCADE NATURAL GAS CORPORATION
            (Exact name of registrant as specified in its charter)




          Washington                              91-0599090
(State of incorporation or organization)        (IRS Employer
                                             Identification Number)

    222 Fairview Avenue North
    Seattle, Washington                                98109
(Address of principal executive office              (Zip Code)


Registrant's telephone number                        206-624-3900
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at April 28, 1995
    Common Stock, $1.00 par value                      8,971,190

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS


                                (Unaudited)

                  (Dollars in Thousands Except Per Share Data)


                                                 THREE MONTHS ENDED
                                                 ------------------

                                               31-Mar-95    31-Mar-94
                                               ---------    ---------
Operating revenues:
  Gas sales                                      $62,110      $63,541
  Transportation revenue                           2,438        1,145
  Other operating income                              62           60
                                                 --------     --------
                                                  64,610       64,746
Less: Gas purchases                               37,253       40,067
      Revenue taxes                                4,332        4,112
                                                 --------     --------
Operating margin                                  23,025       20,567
                                                 --------     --------

Cost of operations:
  Operating expenses                               8,018        7,636
  Depreciation and amortization                    2,614        2,435
  Property and payroll taxes                       1,013        1,104
                                                 --------     --------
                                                  11,645       11,175
                                                 --------     --------

Earnings from operations                          11,380        9,392
Less interest and other
  deductions - net                                 2,337        1,837
                                                 --------     --------
Earnings before income taxes                       9,043        7,555

Income taxes                                       3,310        2,744
                                                 --------     --------
Net earnings                                       5,733        4,811
Preferred dividends                                  136          141
                                                 --------     --------
Net earnings available to
  Common Shareholders                             $5,597       $4,670
                                                 --------     --------
Common shares outstanding (thousands):
  Weighted average                                 8,931        8,588
  End of period                                    8,968        8,690

Net earnings per common share                      $0.63        $0.54
                                                 --------     --------

Cash dividends per share                           $0.24        $0.24
                                                 --------     --------

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          (Thousands of Dollars)

                                                         (UNAUDITED)
                                                         31-Mar-95      31-Dec-94
                                                         ------------   ----------
                                                           (dollars in thousands)
                      ASSETS
            Utility Plant, net after accumulated
              depreciation of $130,613 and $127,806       $209,222       $206,057
              Construction work in progress                  9,388          7,872
                                                          ---------      ---------
                                                           218,610        213,929
                                                          ---------      ---------
            Other Assets:
              Investments                                      919            919
              Notes receivable, less current maturities      2,827          2,915
                                                          ---------      ---------
                                                             3,746          3,834
                                                          ---------      ---------
            Current Assets:
              Cash and cash equivalents                        205          3,949
              Securities available for sale                  2,255          1,466
              Accounts receivable, less allowance of $524
                and $461 for doubtful accounts              22,687         28,885
              Current maturities of notes receivable           952            988
              Materials, supplies and inventories            5,646          5,583
              Prepaid expenses and other assets                709          1,653
                                                          ---------      ---------
                                                            32,454         42,524
                                                          ---------      ---------

            Deferred Charges                                13,318         12,010
                                                          ---------      ---------
                                                          $268,128       $272,297
                                                          ---------      ---------

                 COMMON SHAREHOLDERS' EQUITY,
               PREFERRED STOCKS AND LIABILITIES
            Common Shareholders' Equity:
              Common stock, par value $1 per share
               Authorized, 15,000,000 shares
               Issued and outstanding 8,967,648
               and 8,911,661 shares                         $8,968         $8,912
              Additional paid-in capital                    68,676         67,992
              Retained earnings                             14,249         10,806
                                                          ---------      ---------
                                                            91,893         87,710
                                                          ---------      ---------

            Redeemable Preferred Stocks, aggregate
              redemption amount of $7,499 and $7,499         7,217          7,217
                                                          ---------      ---------

            Long-term Debt                                 100,000        100,000
                                                          ---------      ---------

            Current Liabilities:
              Notes payable                                  6,000         14,501
              Accounts payable                              10,039         18,366
              Property, payroll and excise taxes             5,030          4,541
              Dividends and interest payable                 2,423          4,202
              Other current liabilities                      3,491          1,620
              Current maturities of long-term debt           5,000          5,000
                                                          ---------      ---------
                                                            31,983         48,230
                                                          ---------      ---------
            Deferred Credits:
              Gas cost changes                              11,830          4,407
              Other                                         25,205         24,733
                                                          ---------      ---------
                                                            37,035         29,140
                                                          ---------      ---------
            Commitments and Contingencies                     -              -
                                                          ---------      ---------
                                                          $268,128       $272,297
                                                          ---------      ---------

PART I  (Continued)

                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                Three Months Ended March 31
                                                                  -------------------------
                                                                    1995            1994
                                                                   (dollars in thousands)
Operating Activities:
  Net earnings                                                      $5,733          $4,811
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                     2,878           2,687
    Amortization of gas cost changes                                 1,438          (1,061)
    Increase in deferred income taxes                                  502           1,174
    Decrease in deferred investment tax credits                        (60)            (68)
  Cash provided (used) by changes in operating assets and liabilities:
    Accounts receivable                                              6,198           3,413
    Income taxes                                                     2,858           2,356
    Inventories                                                        283              47
    Gas cost changes                                                 5,086           2,821
    Deferred items                                                    (553)           (606)
    Accounts payable and accrued expenses                          (10,120)         (6,714)
    Prepaid expenses and other assets                                  460             148
    Other                                                              (17)           (367)
                                                                  ---------       ---------
      Net cash provided by operating activities                     14,686           8,641
                                                                  ---------       ---------
Investing Activities:
  Capital expenditures                                              (7,731)         (5,820)
  New consumer loans                                                  (312)           (501)
  Receipts on consumer loans                                           466             806
  Purchase of securities available for sale                           (802)             -
  Proceeds from securities available for sale                           -              102
                                                                  ---------       ---------
      Net cash used by investing activities                         (8,379)         (5,413)
                                                                  ---------       ---------
Financing Activities:
  Issuance of common stock, net                                        490           1,821
  Repayment of notes payable, net                                   (8,501)         (3,250)
  Dividends paid                                                    (2,040)         (2,045)
                                                                  ---------       ---------
      Net cash used by financing activities                        (10,051)         (3,474)
                                                                  ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                (3,744)           (246)

Cash and Cash Equivalents:
  Beginning of period                                                3,949           3,138
                                                                  ---------       ---------
  End of period                                                       $205          $2,892
                                                                  ---------       ---------

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                   Three Month Period Ending March 31, 1995


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

       Reference is directed to the Notes to Consolidated Financial Statements contained in the 1994 Annual Report on Form 10-K and comments included therein under "Managements's Discussion and Analysis of Financial Condition and Results of Operations".


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

       The seasonal nature of the Corporation's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Corporation has $25,000,000 of committed lines from two banks which are used to support a money market facility of a similar amount. The Corporation also has $30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met primarily through the issuance of Medium-Term Notes. At the end of the quarter, there was $100,000,000 outstanding and $50,000,000 registered under the Securities Act of 1933 and available for issuance.

        After preferred and common dividends of $2,040,000 there was $12,646,000, of cash flow from year-to-date operations. This cash flow and proceeds of $490,000 from common stock issued to participants in the Corporation's dividend reinvestment plan and 401(k) plan were used primarily for capital expenditures of $7,731,000 and reductions in short-term borrowing. Capital expenditures for the remainder of the year are budgeted at $31,769,000 which will be funded initially with operating cash flow and secondly from the lines of credit described above.

Results of Operations

       Net earnings available to common shareholders for the first quarter of 1995 were $5,597,000, or $0.63 per share, compared to $4,670,000, or $0.54 per share, for the first quarter of 1994, an increase of 16.7%.

       A major factor in the improved earnings was the increase in operating margin. Despite weather estimated to be 8% warmer than normal for the quarter and about the same as was experienced in the first quarter last year, core residential and commercial margin increased 9.5% and non-core industrial margin increased 21%. Core margins were up, in part, as a result of continued customer growth. Total core customers at March 31, 1995 were 144,534, an increase of 9,475 from the customer base at March 31, 1994. Also contributing to core margin improvement were increases in Oregon rates to cover costs associated with additional interstate transmission capacity to meet growth. These costs were not covered in 1994 rates because such inclusion would have resulted in earnings in excess of a 12.75% target rate of return on equity in that state.

       Increases in non-core margins for the quarter came from a broad spectrum of the industrial base. The largest impact came from the addition of a new large cogeneration customer in the Spring of 1994. During the quarter ended March 31, 1995, total margins from these customers was $1.2 million on an investment of $25 million in facilities to serve them.


                               Margin and Throughput Changes
                     First Quarter 1995 Compared to First Quarter 1994

                        Margin Contribution         Throughput
                         ($ in thousands)      (thousands of therms)
                      Increase   (Decrease)    Increase   (Decrease)
                      Amount      Percent      Amount      Percent
                      --------    --------     ---------   ---------
Core                  $ 1,524         9.0%       4,215        5.0%
Non-Core                  934        21.0%      39,077       26.0%
                      --------    --------     ---------   ---------

     Total            $ 2,458        12.0%      43,292       19.0%


       Total customer growth continues at one of the fastest rates in the industry. The rate during the twelve months ended March 31, 1995 was 7.0%, which is down from the 7.8% growth rate experienced for the twelve months ended March 31, 1994. Growth in residential customers was 7.6% for the twelve months ended March 31, 1995.

       Operating expenses for the quarter were up $382,000, or 5%, over the quarter ended March 31, 1994. Payroll and fringe benefit costs associated with general salary and wage increases and the addition of four employees accounted for 65.5% of the operating expense increase. Depreciation expense increased 7.4% which is related to increased capital spending in response to the high customer growth. Property and payroll taxes decreased 8.2% due to general property tax reductions in the state of Oregon and savings realized from a detail review of all Cascade taxable property with the Departments of Revenue in Washington and Oregon.

       Interest expense and other deductions increased $500,000 from March 31, 1994 to March 31, 1995 primarily due to a $14,000,000 net increase in average short and long-term debt outstanding and, to a lesser extent, an increase in short-term interest rates.

PART II OTHER INFORMATION

Item 2. Changes in Securities

       Under the terms of its bank credit agreement, the Corporation is required to maintain a minimum of $64,468,000 of net worth. Under this restriction approximately $27,425,000 was available for the payment of dividends at March 31, 1995.

Item 4. Submission of Matters to a Vote of Security Holders

       The 1995 annual meeting of Shareholders of the Corporation was held on April 26, 1995.

       The following directors were elected at the meeting for terms of office expiring in 1996 by the vote indicated below:


                                                              Abstentions and
                                      For      Withheld      Broker Non-Votes

       Donald E. Bennett         7,657,821      114,912             -0-
       Carl Burnham, Jr.         7,655,599      117,134             -0-
       Melvin C. Clapp           7,658,760      113,973             -0-
       David A. Ederer           7,654,399      118,334             -0-
       Howard L. Hubbard         7,656,574      116,159             -0-
       W. Brian Matsuyama        7,656,248      116,485             -0-
       Brooks G. Ragen           7,650,023      122,710             -0-
       Andrew V. Smith           7,655,524      117,209             -0-
       Mary A. Williams          7,655,524      117,209             -0-

Item 5.                   Other Information

                      Ratio of Earnings to Fixed Charges
       Twelve Months
      Ended March 31,              Year Ended December 31
      1995       1994   1994     1993       1992     1991       1990
      ----       ----   ---------------------------------------------

       2.16     2.50    2.07     2.86       1.97     2.45        2.48

      For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.     Exhibits and Reports on Form 8-K

       a.   Exhibits:
              No.                         Description
              12   Computation of Ratio of Earnings to Fixed Charges
              27   Financial Data Schedule UT, filed electronically via EDGAR only
       b.   Reports on Form 8-K:
            No Form 8-K was filed during the quarter for which this report is filed.
                                   SIGNATURE

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

DATED:       May 9, 1995