Form 10-K/A
period 1994-12-31
CASCADE NATURAL GAS CORP
filed 1995-05-19
CIK 18072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                              Amendment No. 1 to
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 1994  Commission File Number 1-7196

                        CASCADE NATURAL GAS CORPORATION
(Exact name of registrant as specified in its charter)


         Washington                                    91-0599090
(State of incorporation or organization)              (IRS Employer
                                                   Identification Number)
222 Fairview Avenue North
Seattle, Washington                                       98109
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:   (206) 624-3900

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
      Title of Each Class                                  on Which Registered
    -----------------------                             ----------------------
    Common stock, par value
               $1 per share                            New York Stock Exchange
    Preferred Stock Purchase Rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
- --------------

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

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

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

DATED:    May 18, 1995.
CASCADE NATURAL GAS CORPORATION
(Registrant)


By  /s/ James E. Haug
    James E. Haug, Treasurer and
    Chief Accounting Officer

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

 10.1       This number not used.

 10.2 Service Agreement (Storage Gas Service under Rate Schedule SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K).

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

 10.15.1 Interim Pricing Arrangement dated November 4, 1993 between Canadian Hydrocarbons Marketing Inc. and the Registrant relating to the Kingsgate Gas Sales Agreement. Incorporated by reference to Exhibit 10.16.1 to the Registrant's 1993 Form 10-K.

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

 10.21 Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS CONTRACT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

 10.22 Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1960. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

 10.23 Firm Transportation Service Agreement dated November 4, 1994, between Pacific Gas Transmission and the Registrant, effective November 1, 1995.

 10.24 Firm Transportation Agreement dated August 1, 1994, between Northwest Pipeline Corporation and Registrant.

 10.25 Prearranged Permanent Capacity Release of Firm Natural Gas Transportation Agreements dated November 30, 1993 between Tenaska Gas Co., Tenaska Washington Partners, L.P., and Registrant.

 10.26 Agreement for Peak Gas Supply Service dated August 1, 1992, between Tenaska Gas Co., Tenaska Washington Partners, L.P., and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

 10.27 Agreement for Peaking Gas Supply Service dated November 22, 1991, between Longview Fibre Company and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

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

 27.        Financial Data Schedule (electronic filing only).



*  Management contract or compensatory plan or arrangement.