Form 10-Q
period 1995-06-30
CASCADE NATURAL GAS CORP
filed 1995-08-09
CIK 18072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1995


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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at July 31, 1995
    Common Stock, $1.00 par value                      9,053,637


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

                                (Unaudited)

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                    ---------------------------   ---------------------------

                                    June 30, 1995 June 30, 1994   June 30, 1995 June 30, 1994
                                    ------------- -------------   ------------- -------------
                                       (dollars in thousands except per share data)

Operating revenues:
  Gas sales                              $32,206       $35,047         $94,316       $98,588
  Transportation revenue                   2,458         1,160           4,896         2,305
  Other operating income                      51            57             113           117
                                         --------      --------        --------      --------
                                          34,715        36,264          99,325       101,010
Less: Gas purchases                       19,521        22,613          56,774        62,680
      Revenue taxes                        2,312         2,250           6,644         6,362
                                         --------      --------        --------      --------
Operating margin                          12,882        11,401          35,907        31,968
                                         --------      --------        --------      --------

Cost of operations:
  Operating expenses                       7,998         7,851          16,016        15,487
  Depreciation and amortization            2,687         2,512           5,301         4,947
  Property and payroll taxes               1,054         1,030           2,067         2,134
                                         --------      --------        --------      --------
                                          11,739        11,393          23,384        22,568
                                         --------      --------        --------      --------

Earnings from operations                   1,143             8          12,523         9,400
Less interest and other
  deductions - net                         2,395         1,873           4,732         3,710
                                         --------      --------        --------      --------
Earnings before income taxes              (1,252)       (1,865)          7,791         5,690

Income taxes                                (369)         (590)          2,941         2,154
                                         --------      --------        --------      --------
Net earnings (loss)                         (883)       (1,275)          4,850         3,536
Preferred dividends                          136           140             272           281
                                         --------      --------        --------      --------
Net earnings (loss) available to
  Common Shareholders                    ($1,019)      ($1,415)         $4,578        $3,255
                                         ========      ========        ========      ========
Common shares outstanding (thousands):
  Weighted average                         9,000         8,738           8,944         8,636
  End of period                            9,044         8,790           9,044         8,790
                                         --------      --------        --------      --------

Net earnings (loss) per common share      ($0.11)       ($0.16)          $0.51         $0.38
                                         ========      ========        ========      ========

Cash dividends per share                   $0.24         $0.24           $0.48         $0.48
                                         ========      ========        ========      ========

PART I.  (Continued)

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         (UNAUDITED)
                                                         June 30, 1995  Dec. 31, 1994
                                                          ------------   ------------

                                                        (dollars in thousands)
                     ASSETS
            Utility Plant, net after accumulated
              depreciation of $133,601 and $127,806       $218,712          $206,057
              Construction work in progress                  4,259             7,872
                                                          --------          --------
                                                           222,971           213,929
                                                          --------          --------
            Other Assets:
              Investments                                      919               919
              Notes receivable, less current maturities      2,605             2,915
                                                          --------          --------
                                                             3,524             3,834
                                                          --------          --------
            Current Assets:
              Cash and cash equivalents                        688             3,949
              Securities available for sale                  2,252             1,466
              Accounts receivable, less allowance of $448
                and $461 for doubtful accounts              11,303            28,885
              Current maturities of notes receivable           868               988
              Materials, supplies and inventories            6,042             5,583
              Prepaid expenses and other assets                363             1,653
                                                          --------          --------
                                                            21,516            42,524
                                                          --------          --------

            Deferred Charges                                13,417            12,010
                                                          --------          --------
                                                          $261,428          $272,297
                                                          ========          ========

                 COMMON SHAREHOLDERS' EQUITY,
               PREFERRED STOCKS AND LIABILITIES
            Common Shareholders' Equity:
              Common stock, par value $1 per share
               Authorized, 15,000,000 shares
               Issued and outstanding 9,043,720
               and 8,911,661 shares                        $ 9,044           $ 8,912
              Additional paid-in capital                    69,685            67,992
              Retained earnings                             11,060            10,806
                                                          --------          --------
                                                            89,789            87,710
                                                          --------          --------

            Redeemable Preferred Stocks, aggregate
              redemption amount of $7,479 and $7,499         7,200             7,217
                                                          --------          --------

            Long-term Debt                                 100,000           100,000
                                                          --------          --------

            Current Liabilities:
              Notes payable                                  9,001            14,501
              Accounts payable                               7,727            18,366
              Property, payroll and excise taxes             3,384             4,541
              Dividends and interest payable                 4,264             4,202
              Other current liabilities                      1,194             1,620
              Current maturities of long-term debt           5,000             5,000
                                                          --------          --------
                                                            30,570            48,230
                                                          --------          --------
            Deferred Credits:
              Gas cost changes                               8,000             4,407
              Other                                         25,869            24,733
                                                          --------          --------
                                                            33,869            29,140
                                                          --------          --------
             Commitments and Contingencies                     -               -
                                                          --------          --------
                                                          $261,428          $272,297
                                                          ========          ========



PART I  (Continued)

                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                  Six Months Ended June 30
                                                                  -------------------------
                                                                   1995             1994
                                                                  ------            ------
                                                                   (dollars in thousands)
Operating Activities:
  Net earnings                                                      $4,850          $3,536
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                     5,838           5,456
    Amortization of gas cost changes                                 2,133          (2,619)
    Increase in deferred income taxes                                1,139           1,056
    Decrease in deferred investment tax credits                       (120)           (135)
  Cash provided (used) by changes in operating assets and
   liabilities:
    Accounts receivable                                             17,582          14,516
    Income taxes                                                       442            (569)
    Inventories                                                        231              54
    Gas cost changes                                                   561           2,466
    Deferred items                                                    (641)            245
    Accounts payable and accrued expenses                          (12,118)        (14,288)
    Prepaid expenses and other assets                                  806            (205)
    Other                                                               27              33
                                                                  ---------       ---------
      Net cash provided by operating activities                     20,730           9,546
                                                                  ---------       ---------
Investing Activities:
  Capital expenditures                                             (15,320)        (10,733)
  New consumer loans                                                  (548)           (768)
  Receipts on consumer loans                                           967           1,501
  Purchase of securities available for sale                           (802)         (1,272)
  Proceeds from securities available for sale                           -              752
                                                                  ---------       ---------
      Net cash used by investing activities                        (15,703)        (10,520)
                                                                  ---------       ---------
Financing Activities:
  Issuance of common stock, net                                      1,319           3,387
  Redemption of preferred stock                                        (16)            (20)
  Repayment of notes payable, net                                   (5,500)           (501)
  Dividends paid                                                    (4,091)         (4,295)
                                                                  ---------       ---------
      Net cash used by financing activities                         (8,288)         (1,429)
                                                                  ---------       ---------
Net Decrease in Cash and Cash Equivalents                           (3,261)         (2,403)

Cash and Cash Equivalents:
  Beginning of period                                                3,949           3,138
                                                                  ---------       ---------
  End of period                                                       $688            $735
                                                                  =========       =========

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
            Three Month and Six Month Periods Ending June 30, 1995


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

       Reference is directed to the Notes to Consolidated Financial Statements contained in the 1994 Annual Report on Form 10-K and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

        After preferred and common dividends of $4,091,000 there was $16,639,000 of cash flow from year-to-date operations. This cash flow and proceeds of $1,319,000 from common stock issued to participants in the dividend reinvestment plan and 401(k) plan were used primarily for capital expenditures of $15,320,000 and reductions in short-term borrowing. Capital expenditures for the remainder of the year are budgeted at $24,180,000 which will be funded initially with operating cash flow and secondly from the lines of credit described above. Management is also considering a preferred stock issue to provide the necessary long-term capital.

Results of Operations

       The seasonal second quarter 1995 net loss to common shareholders was $1,019,000, or $0.11 per share, compared to a net loss of $1,415,000, or $0.16 per share, for the quarter ended June 30, 1994, an improvement of 28.0%. Based on estimated degree days, temperatures were 10% warmer than normal for the quarter but 22% colder than the quarter ended June 30, 1994.

       For the six months ended June 30, 1995, net earnings available to common shareholders was $4,578,000 million, or $0.51 per share, a 41% improvement over the $3,255,000 million net earnings available to common shareholders for the six months ended June 30, 1994.

       A major factor in the improved results for the quarter was the $1.5 million increase in Operating Margin with the core residential and commercial customers contributing $1.3 million. A customer increase of 9,085, and an increase in average consumption per customer accounted for $900,000 of the increased core margin. The remaining core margin improvement results from increases in Oregon rates to cover costs associated with additional interstate transmission capacity to meet growth. These costs were not covered in 1994 rates because such inclusion would have resulted in earnings in excess of a 12.75% target rate of return on equity in that state. The remaining increase of $.2 million came from a broad spectrum of the large industrial base.



                         Margin and Throughput Changes
              Second Quarter 1995 Compared to Second Quarter 1994
                 Margin Contribution            Throughput
                  ($ in thousands)       (thousands of therms)

                  Amount      Percent     Amount     Percent
                 -------      -------     ------     -------
Core             $ 1,312       20.0%      3,055        9.0%
Non-Core             169        4.0%        223        0.0%
                 -------       -----      -----        ----
   Total         $ 1,481       13.0%      3,278        2.0%
                 =======       =====      =====        ====




                         Margin and Throughput Changes

                  Six Months 1995 Compared to Six Months 1994
                 Margin Contribution            Throughput
                  ($ in thousands)       (thousands of therms)

                  Amount      Percent     Amount     Percent
                  ------      -------     ------     -------
Core             $ 2,837       12.0%       7,270      6.0%
Non-Core           1,102       12.0%      39,300     13.0%
                 -------       -----      ------     -----
  Total          $ 3,939       12.0%      46,570     11.0%
                 =======       =====      ======     =====


       Core margin for the six months ended June 30, 1995 increased 12% over the six months ended June 30, 1994 primarily as a result of the growth in the residential and commercial customer base plus the effect of increased Oregon rates in 1995, as discussed above. Non-core margin increased primarily from the addition of a new large cogeneration customer in the Spring of 1994.

       Total customers increased by 6.8% during the twelve months ended June 30, 1995, compared to 8.1% for the twelve months ended June 30, 1994. The growth rate is about the same as that reported for the first quarter of 1995 and, as expected, continues to be less than the growth rate for 1994. The available market for converting existing buildings to gas will keep Cascade's customer growth rate high compared to the national average of about 2%.

       Operating expenses for the quarter were up $147,000, or 2%, over the quarter ended June 30, 1994. For the six-month period, payroll and fringe benefit costs accounted for 86.1% of the operating expense increase which is the result of general salary and wage increases. These payroll increases were far out-paced by customer additions, reflecting continuing efficiency gains that have raised the ratio of customers to employees from 227 in 1990 to 307 today, an improvement of over 35%.

       Interest expense was up $.5 million for the quarter and $1.1 million for the six months due primarily to an increase of $18 million in long-term debt to finance plant expansion.

       The Company reported earlier its intention to seek a general rate increase in the state of Washington. In June, the Company began participating with the staff of the Washington Utilities and Transportation Commission and other interested parties in a new approach to the rate making process. This approach strives to achieve results that meet the interests of all parties without the expense, contentiousness or time lapse of the traditional rate case filing. At this time, it is not known what the outcome or timing of a final rate order will be.

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities

       Under the terms of its bank credit agreement, the Corporation is required to maintain a minimum of $65,002,000 of net worth. Under this restriction approximately $24,786,000 was available for the payment of dividends at June 30, 1995.

Item 5.     Other Information

                          Ratio of Earnings to Fixed Charges
Twelve Months
Ended June 30,                  Year Ended December 31
--------------      ---------------------------------------------
1995      1994      1994      1993       1992       1991     1990
----      ----      ----      ----       ----       ----     ----
2.16      2.37      2.07      2.86       1.97       2.45     2.48


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

                                    CASCADE NATURAL GAS CORPORATION
                                    (Registrant)



                                    By    /s/  J. D. Wessling
                                          J. D. Wessling
                                          Vice President - Finance
                                          Chief Financial Officer


DATED:       August 7, 1995