Form 10-Q
period 1995-09-30
CASCADE NATURAL GAS CORP
filed 1995-11-07
CIK 18072

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995


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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at October 31, 1995
-----------------------------          -------------------------------
Common Stock, $1.00 par value                      9,105,367


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

                                (Unaudited)


                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                     ---------------------------   ---------------------------
                                    Sep. 30, 1995  Sep. 30, 1994   Sep. 30, 1995 Sep. 30, 1994
                                    -------------  -------------   ------------- -------------
                                          (dollars in thousands except per share data)
Operating revenues:
  Gas sales                              $23,563       $26,807        $117,879      $125,395
  Transportation revenue                   2,923         2,032           7,819         4,337
  Other operating income                      26            28             139           145
                                         --------      --------        --------      --------
                                          26,512        28,867         125,837       129,877
Less: Gas purchases                       14,464        18,041          71,238        80,721
      Revenue taxes                        1,564         1,664           8,208         8,026
                                         --------      --------        --------      --------
Operating margin                          10,484         9,162          46,391        41,130
                                         --------      --------        --------      --------

Cost of operations:
  Operating expenses                       7,454         7,359          23,470        22,846
  Depreciation and amortization            2,972         2,539           8,273         7,486
  Property and payroll taxes               1,049         1,035           3,116         3,169
                                         --------      --------        --------      --------
                                          11,475        10,933          34,859        33,501
                                         --------      --------        --------      --------

Earnings (loss) from operations             (991)       (1,771)         11,532         7,629
Less interest and other
  deductions - net                         2,425         1,956           7,157         5,666
                                         --------      --------        --------      --------
Earnings (loss) before income taxes       (3,416)       (3,727)          4,375         1,963

Income taxes                              (1,099)       (1,397)          1,842           757
                                         --------      --------        --------      --------
Net earnings (loss)                       (2,317)       (2,330)          2,533         1,206
Preferred dividends                          136           141             408           422
                                         --------      --------        --------      --------
Net earnings (loss) available to
  Common Shareholders                    ($2,453)      ($2,471)         $2,125          $784
                                         ========      ========        ========      ========
Common shares outstanding:
  Weighted average                         9,063         8,812           8,977         8,675
  End of period                            9,098         8,851           9,098         8,851

Net earnings (loss) per common share      ($0.27)       ($0.28)          $0.24         $0.09
                                         ========      ========        ========      ========

Cash dividends per common share            $0.24         $0.24           $0.72         $0.72
                                         ========      ========        ========      ========

PART I.  (Continued)

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         (UNAUDITED)
                                                         Sep 30, 1995   Dec. 31, 1994
                                                         ------------   ------------
                                                           (dollars in thousands)
                      ASSETS
            Utility Plant, net after accumulated
              depreciation of $136,248 and $127,806       $221,222          $206,057
              Construction work in progress                  5,896             7,872
                                                          ---------         ---------
                                                           227,118           213,929
                                                          ---------         ---------
            Other Assets:
              Investments                                      918               919
              Notes receivable, less current maturities      2,335             2,915
                                                          ---------         ---------
                                                             3,253             3,834
                                                          ---------         ---------
            Current Assets:
              Cash and cash equivalents                        718             3,949
              Securities available for sale                  2,054             1,466
              Accounts receivable, less allowance of $409
                and $461 for doubtful accounts              10,820            28,885
              Current maturities of notes receivable           868               988
              Materials, supplies and inventories            6,124             5,583
              Prepaid expenses and other assets              2,689             1,653
                                                          ---------         ---------
                                                            23,273            42,524
                                                          ---------         ---------

            Deferred Charges                                13,642            12,010
                                                          ---------         ---------
                                                          $267,286          $272,297
                                                          =========         =========

                 COMMON SHAREHOLDERS' EQUITY,
               PREFERRED STOCKS AND LIABILITIES
            Common Shareholders' Equity:
              Common stock, par value $1 per share
               Authorized, 15,000,000 shares
               Issued and outstanding 9,098,133
               and 8,911,661 shares                         $9,098            $8,912
              Additional paid-in capital                    70,400            67,992
              Retained earnings                              6,424            10,806
                                                          ---------         ---------
                                                            85,922            87,710
                                                          ---------         ---------
            Redeemable Preferred Stocks, aggregate
              redemption amount of $7,479 and $7,499         7,200             7,217
                                                          ---------         ---------

            Long-term Debt                                 100,000           100,000
                                                          ---------         ---------
            Current Liabilities:
              Notes payable                                 19,001            14,501
              Accounts payable                               7,513            18,366
              Property, payroll and excise taxes             3,004             4,541
              Dividends and interest payable                 6,236             4,202


              Other current liabilities                      2,015             1,620
              Current maturities of long-term debt           5,000             5,000
                                                          ---------         ---------
                                                            42,769            48,230
                                                          ---------         ---------
            Deferred Credits:
              Gas cost changes                               5,187             4,407
              Other                                         26,208            24,733
                                                          ---------         ---------
                                                            31,395            29,140
                                                          ---------         ---------
            Commitments and Contingencies                     -               -
                                                          ---------         ---------
                                                          $267,286          $272,297
                                                          =========         =========

PART I  (Continued)

                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                  Nine Months Ended Sep. 30
                                                                  -------------------------
                                                                    1995            1994
                                                                   (dollars in thousands)
Operating Activities:
  Net earnings                                                      $2,533          $1,206
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                     8,998           8,346
    Amortization of gas cost changes                                 2,520          (3,196)
    Increase in deferred income taxes                                1,506           1,448
    Decrease in deferred investment tax credits                       (180)           (203)
  Cash provided (used) by changes in operating assets and liabilities:
    Accounts receivable                                             18,063          16,380
    Income taxes                                                    (1,716)         (2,589)
    Inventories                                                        169              17
    Gas cost changes                                                (1,740)            121
    Deferred items                                                  (1,793)           (722)
    Accounts payable and accrued expenses                           (9,587)        (12,575)
    Prepaid expenses and other assets                                  310             (77)
    Other                                                               (4)           (109)
                                                                  ---------       ---------
      Net cash provided by operating activities                     19,079           8,047
                                                                  ---------       ---------
Investing Activities:
  Capital expenditures                                             (22,586)        (18,890)
  New consumer loans                                                  (793)         (1,046)
  Receipts on consumer loans                                         1,492           2,070
  Purchase of securities available for sale                         (1,813)           (724)
  Proceeds from securities available for sale                        1,230             -
                                                                  ---------       ---------
      Net cash used by investing activities                        (22,470)        (18,590)
                                                                  ---------       ---------
Financing Activities:
  Issuance of common stock, net                                      1,821           3,828
  Redemption of preferred stock                                        (17)            (25)
  Proceeds from notes payable, net                                   4,500          10,439
  Dividends paid                                                    (6,144)         (6,122)
                                                                  ---------       ---------
      Net cash provided by financing activities                        160           8,120
                                                                  ---------       ---------
Net Decrease in Cash and Cash Equivalents                           (3,231)         (2,423)

Cash and Cash Equivalents:
  Beginning of period                                                3,949           3,138
                                                                  ---------       ---------
  End of period                                                       $718            $715
                                                                  =========       =========


PART I. (Cont.)

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
         Three Month and Nine Month Periods Ending September 30, 1995


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


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
Operations

Liquidity and Capital Resources

       The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has $40,000,000 of committed lines from three banks which are used to support a money market facility of a similar amount. The Company also has
$30,000,000 of uncommitted lines from three banks. Long-term debt requirements are met primarily through the issuance of Medium-Term Notes.  At the end of the quarter there was
$100,000,000 outstanding and $50,000,000 registered under the Securities Act of 1933 and available for issuance.

        After preferred and common dividends of $6,144,000 there was $12,935,000 of cash flow from year-to-date operations. This cash flow and proceeds of $1,821,000 from common stock issued to participants in the dividend reinvestment plan and 401(k) plan were used primarily for capital expenditures of $22,586,000 and reductions in short-term borrowing. Capital expenditures for the remainder of the year are budgeted at $16,914,000 which will be funded initially with operating cash flow and secondly from the lines of credit described above.
Management is also considering a preferred stock issue to provide the necessary long-term capital.

Results of Operations

      The seasonal third quarter 1995 net loss to common shareholders was $2,453,000, or $0.27 per share, compared to a net loss of $2,471,000, or $0.28 per share, for the quarter ended
September 30, 1994. The operating loss for the third quarter was $1 million, an improvement of
44% over the operating loss for the third quarter of 1994 despite a disappointing September with estimated temperatures 50% warmer than normal.


      For the nine months ended September 30, 1995, net earnings available to common shareholders was $2,125,000, or $0.24 per share, a 167% improvement over the $.09 per share earnings available to common shareholders for the nine months ended September 30, 1994.


      Operating Margin was up $1,322,000, or 14% over the third quarter of 1994. Of the total margin, core margin increased 22% due to a 7% increase in the number of residential customers and a 4% increase in commercial customers as well as an increase in average therms consumed per residential customer. Core margin also improved because of increases in Oregon rates to cover costs associated with additional interstate transmission capacity to meet growth. These costs were not covered in 1994 rates because such inclusion would have resulted in earnings in excess of a 12.75% target rate of return on equity in that state. Non-core margin was up
$395,000, or 8%, resulting primarily from a significant increase in deliveries to an industrial customer.

                       Margin and Throughput Changes
                     Third Quarter 1995 compared to 1994

                    Margin Contribution            Throuput
                     ($ in thousands)      (thousands of therms)
                  Amount    Percent        Amount     Percent
                  ------    -------        ------     -------
Core              $  927      22.1%           959       4.0%
Non-Core             395       8.0%         9,958       5.6%
                  ------    -------        ------    -------
Total             $1,322      14.4%        10,917       5.4%
                  ======    =======        ======    =======



                        Margin and Throughput Changes
                       Nine Months 1995 compared to 1994

                 Margin Contribution            Throuput
                   ($ in thousands)      (thousands of therms)
                  Amount      Percent        Amount    Percent
                  ------      -------        ------    -------
Core              $3,764        13.9%         8,230       5.8%
Non-Core           1,497        10.6%        49,258      10.2%
                  ------      -------        ------    -------
Total             $5,261        12.8%        57,488       9.2%
                  ======      =======        ======    =======


       Total customers increased by 6.3% during the twelve months ended September 30, 1995.
The growth rate was down from the 6.8% reported for the twelve months ended June 30, 1995 and, as expected, continues to be less than the growth rate for 1994. With a residential market saturation rate of only 46% and a solid price advantage over competing electric rates, the market for converting existing buildings to gas should keep Cascade's customer growth rate high compared to the national average of about 2%. Contrary to national trends, Cascade has not experienced a decline in per customer consumption despite the installation of more efficient appliances and better weather insulation of homes. In the less weather sensitive industrial market, in 1996 we expect to add a fifth co-generation customer, a regional distribution center for a national retailer, a silicon wafer manufacturer and a food processor. Expected gross margin from these plants will approximate $1,800,000 annually.

       Operating expenses for the quarter were up $95,000, or 1.3%, over the quarter ended
September 30, 1994.  For the nine months, operating expenses were up $624,000, or 2.7%. After a period of years with increases in total benefits and health care costs, Cascade has experienced considerable moderation in these expenses in 1995. However, in 1996 we will be incurring an increase in expense related to the amortization of deferred post retirement medical benefits. The net effect will be an increase in benefits expense in 1996 by approximately $1,450,000. The Company is seeking inclusion of this expense increase in rates to customers.

       Interest expense was up $469,000 for the quarter and $1,491,000 for the nine months due primarily to an increase of $13,000,000 in long-term debt and increased average borrowings under short-term credit arrangements to finance plant expansion.

      The Company reported earlier the commencement in June of this year of negotiations to seek a general rate increase in the state of Washington. As part of this negotiation process the Company intends to file new rates by the end of November, 1995. It is hoped a conclusion to this rate case can be reached in the first half of 1996.

      Cascade has received and is investigating a claim of contamination of a former manufactured gas site in Oregon once operated by a predecessor company. At this date there is no estimate of the extent of clean-up costs, if any. To the extent the Company may be responsible for such costs, it expects to seek contribution from its insurers and would seek appropriate rate relief to the extent of any remaining expense incurred.

PART II OTHER INFORMATION

Item 2. Changes in Securities

       Under the terms of its bank credit agreement, the Company is required to maintain a minimum of $70,010,000 of net worth. Under this restriction approximately $15,912,000 was available for the payment of dividends at September 30, 1995.


Item 5.     Other Information

       On January 6, 1995 the Company amended its articles of incorporation to reduce the authorized amount of its $. 55 Cumulative Preferred Stock from 167,973 to 136,088. The amendment did not require shareholder approval.

                      Ratio of Earnings to Fixed Charges
       Twelve Months
    Ended September 30,            Year Ended December 31
-----------------------     -------------------------------------
    1995     1994           1994     1993    1992     1991   1990

    2.16     2.21           2.07     2.86    1.97     2.45   2.48


      For purposes of this calculation, earnings include income before income taxes plus fixed charges.  Fixed charges include interest expense and the amortization of debt issuance expenses.  Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed  charges including preferred dividends.




Item 6.     Exhibits and Reports on Form 8-K

       a.   Exhibits:

              No.                         Description
             ---                          -----------
             3.1   Articles of incorporation as amended

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

                              CASCADE NATURAL GAS COMPANY
                                    (Registrant)



                              By     /s/  J. D. Wessling
                                    J. D. Wessling
                                    Vice President - Finance
                                    Chief Financial Officer


DATED: November 7, 1995
