Form 10-K
period 1995-12-31
CASCADE NATURAL GAS CORP
filed 1996-03-29
CIK 18072

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995     Commission file number: 1-7196

                         CASCADE NATURAL GAS CORPORATION

Washington                        91-0599090
----------                        ----------
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification No.)

222 Fairview Avenue North         (206) 624-3900
                                  ---------------
Seattle, WA 98109                 (Registrant's telephone number,
-----------------
(Address of principal              including area code)
 executive office)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each  Class                  Name of each Exchange on which Registered
--------------------                  -----------------------------------------

Common Stock, Par Value $1 per Share  New York Stock Exchange
Preferred Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on February 29, 1996, was $141,782,141.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                  Outstanding
Common Stock, Par Value $1 per Share   9,184,992 as of February 29, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

                           CASCADE NATURAL GAS CORPORATION
         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K
                          For the Year Ended December 31, 1995

                                Table of Contents

                                                                 Page Number
                                                                 -----------

Part I
     Item  1 - Business                                                  3
     Item  2 - Properties                                               12
     Item  3 - Legal Proceedings                                        12
     Item  4 - Submission of Matters to a Vote of Security Holders      12
     Executive Officers of the Registrant                               13

Part II
     Item  5 - Market for Registrant's Common Equity and
               Related Stockholder Matters                              14
     Item  6 - Selected Financial Data                                  15
     Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      17
     Item  8 - Financial Statements and Supplementary Data              21
     Item  9 - Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                      43

Part III
     Item 10 - Directors and Executive Officers of the Registrant       44
     Item 11 - Executive Compensation                                   44
     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                           44
     Item 13 - Certain Relationships and Related Transactions           44

Part IV
     Item 14 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      45

Signatures                                                              46

Index to Exhibits                                                       47

                                  PART I

ITEM 1. BUSINESS.

GENERAL

     Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 19% of its gas distribution revenues are from the state of Oregon.

     At December 31, 1995, there were 126,886 residential customers, 23,641 commercial customers, 337 firm industrial customers and 25 traditional interruptible customers, all of which are classified as core customers. In addition, there were 116 non-core customers. In 1995, the core customers provided 69% of the operating margin, the same ratio as in 1994, while consuming 24% of the total gas deliveries, down from 25% in 1994. The non-core customers (including transportation service) provided the remaining operating margin and throughput.

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

     The Company is also subject to state regulation with respect to integrated resource planning and has filed its Integrated Resource Plan (IRP) with both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC). The IRP shows the Company's plan for the best set of supply and demand side resources that minimizes costs and has acceptable levels of deliverability risk over the twenty-year planning horizon. The IRP also sets forth the Company's forecast of growth in customers and volume throughput for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage. The Company's investments in cost-effective demand side resources are recoverable in rates in both Washington and Oregon.

     The IRP also sets forth the Company's supply side management plans regarding transportation capacity and gas supply acquisition over a twenty-year period. The Company developed the IRP over a two-year period and took into account input solicited from the public and the WUTC and OPUC staffs. While the filing of the IRP with both commissions gives the Company no advance assurance that its acquisitions of pipeline transportation capacity and gas supplies will be recognized in rates, management believes that the integrated resource planning process benefits the Company by giving it the opportunity to obtain input from regulators and the public concurrently with making these important strategic decisions.

     Until the Company receives final regulatory approval of these decisions in the context of a rate case, the Company cannot predict with certainty the extent to which the integrated resource planning process will affect its rates.

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

NATURAL GAS SUPPLY

     The majority of Cascade's supply of natural gas is transported via Northwest Pipeline Corporation (Northwest). Northwest owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural Gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is also a shipper on the Pacific Gas Transmission Company (PGT) system. PGT owns and operates a gas transmission line that connects with the gas fields in Alberta, Canada at the international border and extends through Washington and central Oregon into California.

     On November 1, 1993, Northwest completed the process, begun in 1988, of converting its sales function to firm transportation service. Along with the sales conversion of its remaining sales service from Northwest, the Company accepted assignment of a pro-rata share of Northwest's remaining Canadian gas supply arrangements, an equivalent share of PGT firm pipeline transportation and a portion of Northwest's natural gas inventory at the Clay Basin Storage Facility. (The Clay Basin inventory was completely withdrawn by March 31, 1995 according to a schedule dictated by the assignment agreement.)

     Presently, baseload requirements for Cascade's core market group are provided by seven major gas supply contracts with various expiration dates from 1996 through 2008 and totaling 865,010 therms per day. Approximately 82% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements with Northwest. One extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second, with The Washington Water Power Company (WWP), had a primary term extending to April 30, 1995 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewal inventory of 4,800,000 therms. Earlier in 1995 Cascade accepted an offer from WWP to extend the primary term of the agreement by three years through April 1998. A third contract for liquefied natural gas ("LNG") storage is available through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum, renewable inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade also maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

     Cascade also owns a propane air peak shaving plant with revised daily capacity of 30,000 therms.

     In addition to underground and LNG storage, Cascade has entered into contracts with two of its major industrial customers whereby the customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. One such peak shaving agreement entitles Cascade to call upon 150,000 therms per day up to a seasonal total of 3,000,000 therms. This contract expires on September 30, 2015. The second peak shaving agreement, which expires on September 30, 2014, entitles Cascade to call on a maximum of up to 500,000 therms per day and up to a seasonal total of 3,000,000 therms.

     Commencing December 1995 Cascade entered into two peaking service agreements with Canadian gas suppliers. These agreements provide for a maximum daily quantity of 250,000 therms on peak and renewable inventory of 5,500,000 therms. Cascade can call upon these two service agreements any day during the peak winter months of December, January and February. These service agreements, while less reliable than firm storage service, are more flexible than baseload gas supply contracts: both agreements allow for same day nomination, and city gate delivery at a competitive cost. Each agreement has a primary term of three years.

     Cascade maintains a diversified portfolio of natural gas supplies. During 1995, Cascade purchased gas supplies approximately 69.9% from firm gas supply contracts, 28.7% from 30-day spot market contracts and 1.4% from customer assigned gas purchase contracts. In addition, 416,225,000 therms of customer purchased supplies were transported across Cascade facilities.

CURRENT FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

     The FERC issued an order on December 20, 1994 confirming an earlier order reallocating the direct billed gas supply take or pay contract restructuring costs among Northwest Pipeline Corporation's (Northwest) customers. The FERC order gave Cascade an obligation of $4.8 million, approximately $1.8 million above the allocation method favored by the Company. Cascade joined with others and appealed the order to the D. C. Circuit Court. It does not appear that the Court will overturn the FERC order and Cascade is no longer taking an active part in appealing the order. To the extent Cascade's final allocation differs from the original, it will seek to pass on the difference to its customers.

     On May 3, 1994, Northwest filed a general Section 4 rate case (RP94-220) seeking additional revenues of $22.5 million. The filing reflected a cost of service of $240 million. Settlement discussions between the various shippers and Northwest concluded in early October 1995, with a negotiated cost of service of $222 million. The settlement was filed on November 14, 1995, with rates effective on November 1, 1995. Northwest preceded the RP94-220 settlement with another general Section 4 rate case (RP95-409) on August 1, 1995, with interim rates subject to refund, and effective February 1, 1996. The new filing asks for a cost of service of $270 million. Settlement discussions are currently being scheduled.

     On May 31, 1995 the FERC issued a Statement of Policy (PL94-4) for the rate treatment of new and existing facilities constructed by interstate natural gas pipelines. The policy concerns the question of whether to utilize a rolled in methodology or an incremental rate design. According to the Statement of Policy, the FERC will apply a presumption in favor of rolled in rates when the increase to existing customers is 5% or less, and the pipeline makes a showing of system-wide benefits. Pipelines not meeting the 5% test must show benefits proportionate to the rate impact for the presumption of rolled in rates. Although not final, this ruling will have a major influence in the rate methodology utilized in the current and future Northwest Pipeline Corporation and Pacific Gas Transmission Company rate cases

COST OF PURCHASED GAS

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

TERRITORY SERVED AND FRANCHISES

     The population of communities served by Cascade totaled approximately 744,000 at the end of 1995 compared to 724,000 at the end of 1994, a 2.8% increase.

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

     In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 1996 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

     Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality," below.

     Of its non-core customers, 15 accounted for approximately 18% of Cascade's total 1995 gas and transportation revenues. Agreements with its principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on 30-days' notice. See Note 12 under Notes to Consolidated Financial Statements, for information regarding revenues from a major customer.

SEASONALITY

     Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. In 1995, 66.5% of operating revenues and 99.4% of earnings from operations were derived from the first and last quarters. Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not necessarily indicative of results to be expected for the year.

COMPETITIVE CONDITIONS

     Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil and electricity for residential and commercial space heating, and electricity for water heating.

     Competition is primarily based on price. For residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has an advantage over electricity in over 96% (by population) of its territory. In the remaining areas of its service territory served by public electric utilities with their own substantial hydro power supply, Cascade is near parity with respect to electricity furnished by those utilities for space heating and water heating uses. Through its wholly-owned subsidiary, Cascade Land Leasing Co., the Company provides loans to customers to finance the purchase and installation of energy efficient gas appliances.

     Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation and the restructuring of gas supply and contractual provisions with these customers has improved the Company's competitive position. From December 1991 through January 1992 and again from December 1992 through May 1994, except for a brief period in June 1993, residual fuel oil prices were lower than natural gas, but Cascade did not experience any significant loss of sales to alternate fuels during those periods.

     In addition to multiple alternate fuels, the Company competes with other sellers of natural gas because of the potential for bypass of the Company's facilities. Bypass refers to actual or prospective customers which install their own facilities and connect directly to an upstream pipeline and thereby

"bypass" the distribution company's service. The Company has experienced bypass but has also experienced success in offering competitive rates to reduce economic incentives to bypass.

     The Bonneville Power Administration ( BPA ) is a major supplier of hydro-electric power in the Pacific Northwest including Cascade's service area. BPA significantly influences the electric rates of all classes of customers including those applications in direct competition with natural gas marketed by Cascade.

ENVIRONMENTAL

     The Company is subject to federal and state environmental regulation of its operations and properties through the United States Environmental Protection Agency, the Washington Department of Ecology and the Oregon Department of Environmental Quality. Such regulation may, at times, result in the imposition of liability or responsibility for the clean-up or treatment of existing environmental problems or for the prevention of future environmental problems.

     In the early 1950's, the Company purchased several of the gas distribution facilities that it operates today. Among the acquired facilities, the Company has identified to date twelve small manufactured gas plants which had used oil or coal as feedstock to produce manufactured gas. Some of the waste byproducts of the manufacturing process contain hazardous substances which, if found in sufficient concentrations, could pose environmental problems.

     Almost all of these plants were either dismantled or converted to propane air prior to 1956. In 1956, when natural gas became available, the remaining plants were dismantled. The plant sites were cleaned up when the plants were dismantled and the sites are currently being used for other purposes. Environmental agencies have monitored three of the plant sites and have found no hazardous substances at levels requiring remediation.

     The Company has been notified of a claim regarding contamination of a former manufactured gas site in Oregon once operated by a predecessor company. At this date it appears that contamination is present at the site, but there is no estimate of the extent of clean-up costs. To the extent the Company may be responsible for any portion of such costs, it will seek contribution from other responsible parties, recovery from its insurers and appropriate rate relief. See Note 11 under Notes to Consolidated Financial Statements. Based on information received to date, it is not aware of hazardous substances present at any of the other plant sites at levels that would require remediation.

     The Company is in the process of remediating an area that was contaminated by underground diesel and gasoline storage tanks. See Note 11 under Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES

     Capital expenditures for 1996 are budgeted at $35,147,000 including $2,300,000 of projects originally budgeted for 1995 but not completed and carried over to 1996. Including the 1996 budget, the Company will have spent over $168,000,000 in new plant in the five years ending in 1996 compared to $133,252,000 in the 12-year period from 1980 through 1991. Construction of the line to serve the fifth cogeneration customer on Cascade's system was completed in February 1996. The contracts for service to the five cogeneration customers are expected to yield relatively level payments over the 15 to 25 year contract lives. The contracts provide for demand charges as well as distribution charges which should recover the capital investment in the facilities and provide a return to shareholders over their term. With level payments, projected annual rates of return are low in the early years and increase significantly over time as the Company's investment is depreciated.

     The Company is currently forecasting that capital expenditures will total approximately $150,000,000 over the next five years.

NON-UTILITY SUBSIDIARIES

     Cascade has four non-utility subsidiaries. These subsidiaries are engaged in the following businesses: financing Cascade customers' purchases of energy-efficient appliances; exploring for natural gas (two subsidiaries); and ownership of certain real property in Oregon. The subsidiaries, which in the aggregate account for less than 5% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial condition or the results of its operations.

PERSONNEL

     At December 31, 1995, Cascade had 475 employees. Of the total employees, 214 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 1996. As of March 22, 1996, a tentative agreement has been reached for a new contract extending to April 1, 1999. The agreement is subject to ratification by members of Local 121 of the International Chemical Workers Union.

OPERATING STATISTICS
                                                    1995        1994        1993        1992        1991
Gas Distribution Revenue (thousands of dollars):
 Firm:
   Residential                                   $ 56,609    $ 51,354    $ 46,456     $37,424     $37,260
   Commercial                                      53,531      49,718      46,870      38,797      40,092
   Industrial                                      13,320      11,959      10,931       8,715       8,343
 Interruptible:
  Commercial                                        3,589       3,705       2,954       2,927       3,068
  Industrial                                        1,678       2,008       1,845       1,877       2,212
 Non-Core                                          42,527      66,597      70,923      56,149      58,535
                                                 ---------- ----------- ----------- ----------- ----------
  Total gas sales revenue                         171,254     185,341     179,979     145,889     149,510
 Transportation revenue                            11,300       6,871       7,087       6,423       4,658
                                                 ---------- ----------- ----------- ----------- ----------
  Total gas distribution revenue                 $182,554    $192,212    $187,066    $152,312    $154,168
                                                 ---------- ----------- ----------- ----------- ----------
Gas Deliveries (thousands of therms):
 Firm
  Residential                                      91,719      88,342      87,812      71,211      71,661
  Commercial                                       97,913      97,750     102,256      85,303      89,873
  Industrial                                       27,726      27,214      28,208      22,585      21,984
 Interruptible
  Commercial                                        5,259       5,950       4,730       4,608       5,319
  Industrial                                        4,000       5,459       5,925       5,944       7,350
 Non-core                                         303,006     303,569     269,483     255,707     277,716
                                                 ---------- ----------- ----------- ----------- ----------
  Total Sales therms                              529,623     528,284     498,414     445,358     473,903
 Transportation Deliveries                        424,270     377,435     240,448     159,779      84,918
                                                 ---------- ----------- ----------- ----------- ----------
  Total deliveries                                953,893     905,719     738,862     605,137     558,821
                                                 ---------- ----------- ----------- ----------- ----------
Number of Customers (average):
 Firm
  Residential                                     121,503     113,398     104,334      96,621      89,306
  Commercial                                       22,989      22,035      21,166      20,266      19,316
  Industrial                                          336         327         318         308         308
 Interruptible
  Commercial                                           16          18          17          17          18
  Industrial                                           13          14          13          16          18
 Non-core (including transportation)                  104          91          86          80          77
                                                 ---------- ----------- ----------- ----------- ----------
  Total                                           144,961     135,883     125,934     117,308     109,043
                                                 ---------- ----------- ----------- ----------- ----------
 Year-end totals                                  151,005     142,839     132,668     123,356     114,734
                                                 ---------- ----------- ----------- ----------- ----------




OPERATING STATISTICS (CONTINUED)
                                                    1995        1994        1993        1992        1991
Average Annual Use per Customer (therms):
 Residential                                          755         779         842         737         802
 Commercial-firm                                    4,259       4,436       4,831       4,209       4,653
Average Annual Revenue per Customer:
 Residential                                      $   467     $   453     $   445     $   387     $   417
 Commercial-firm                                  $ 2,329     $ 2,256     $ 2,214     $ 1,914     $ 2,076
Average Rate per Therm:
 Firm
  Residential                                     $0.6193     $0.5813     $0.5290     $0.5255     $0.5199
  Commercial                                      $0.5467     $0.5086     $0.4584     $0.4548     $0.4461
  Industrial                                      $0.4804     $0.4394     $0.3875     $0.3859     $0.3795
Interruptible
  Commercial (excluding facilities charges)       $0.4183     $0.3782     $0.3169     $0.3194     $0.3166
  Industrial                                      $0.4194     $0.3678     $0.3114     $0.3158     $0.3010
 Non-core                                         $0.1404     $0.2194     $0.2632     $0.2196     $0.2108
 Transportation                                   $0.0266     $0.0182     $0.0295     $0.0402     $0.0549

Average Cost per Therm of Gas Purchased           $0.2246     $0.2526     $0.2434     $0.2055     $0.1958

Heating Degree Days
 System average (30-year average - 5,675)           5,238       5,463       6,136       5,073       5,392

Maximum Day Send Out
 (1,000 therms) including transportation            4,224       3,936       3,485       2,687       2,567

Average Daily Send Out
 (1,000 therms) including transportation            2,613       2,481       2,024       1,653       1,531

Employees at End of Year                              475         476         467         466         460


ITEM 2. PROPERTIES.

       At December 31, 1995, Cascade's utility plant investments included approximately 3,810 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches and 2,412 miles of service lines.

       The lateral lines and distribution mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

       Cascade owns sixteen buildings used for operations, office space and warehousing in Washington and five such buildings in Oregon. It occupies an additional five commercial offices and maintains 35 pay stations in communities throughout its operating territory. Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade's present and anticipated needs. All facilities are substantially utilized. The Company also owns a propane air plant in Yakima, Washington, with a capacity of 30,000 therms per day used for peak load shaving.

ITEM 3. LEGAL PROCEEDINGS.

       See Item 1, Business, under "Environmental".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company, as of March 1, 1996, are as follows:

                                                                        Year
                                                                        Became
Name                                   Office                 Age       Officer
-------------------------------------------------------------------------------
W. Brian Matsuyama          Chairman of the Board and         49          1987
                            Chief Executive Officer

Ralph E. Boyd               President and Chief               59          1988
                            Operating Officer

Jon T. Stoltz               Senior Vice President -           49          1981
                            Planning and Rates

Larry E. Anderson           Vice President -                  47          1995
                            Operations

O. LeRoy Beaudry            Vice President -                  57          1981
                            Consumer and Public Affairs

King C. Oberg               Vice President -                  55          1993
                            Gas Supply

Calvin R. Steele            Vice President -                  56          1991
                            Information Technology

J. D. Wessling              Vice President - Finance, and     52          1995
                            Chief Financial Officer

James E. Haug               Treasurer and Chief               47          1981
                            Accounting Officer

Larry C. Rosok              Corporate Secretary and           39          1995
                            Personnel Director


       None of the above officers is related by blood, marriage or adoption to any other of the above named officers. Except as discussed below, each of the above named officers has been employed by the Company in a management capacity for at least the past five years. None of the above officers hold directorships in other public corporations. All officers serve at the pleasure of the Board of Directors.

       J. D. Wessling was employed by the Company on January 6, 1994 as Director-Finance. From 1989 through 1993, he was chief financial officer for a retail drug chain based in Phoenix, Arizona. From 1986 to 1989, he was chief financial officer of a computer distribution company. Prior to that, Mr. Wessling spent 12 years in the oil and gas industry, seven of which were with Atlantic Richfield Company where he held various financial positions.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

                            1995                      1994
       Quarter        High          Low         High          Low
       First         14-7/8       13-1/4       18-1/8      15-7/8
       Second        15           13-1/2       16-3/4      14
       Third         15-1/2       13-1/2       15-13/16    13-1/4
       Fourth        17-3/8       14-5/8       15-1/2      12-3/4


       At February 29, 1996, there were approximately 9,215 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

       Quarter       1995         1994
       First         $.24         $.23-2/3
       Second        $.24         $.24
       Third         $.24         $.24
       Fourth        $.24         $.24


       The Company's practice has been to declare dividends on its common shares quarterly, payable on the 15th day of February, May, August, and November. The most recent quarterly dividend on the common shares was $.24 per share and was paid on February 15, 1996, to holders of record on January 15, 1996. Future dividend action will depend on the earnings and financial condition of the Company and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA.

(dollars in thousands except per share data)


                                                    1995        1994        1993        1992        1991
STATEMENTS OF OPERATIONS:

 Operating Revenues:
   Gas Sales                                     $171,254    $185,341    $179,979    $145,889    $149,510
   Transportation Revenue                          11,300       6,871       7,087       6,423       4,658
   Other Operating Income                             190         198         388         154         144
                                                 ---------- ----------- ----------- ----------- ----------
                                                  182,744     192,410     187,454     152,466     154,312
 Less: Gas Purchases                              102,858     118,083     113,500      90,320      90,903
   Revenue Taxes                                   11,480      11,500      11,095       8,997       9,362
                                                 ---------- ----------- ----------- ----------- ----------
 Operating Margin                                  68,406      62,827      62,859      53,149      54,047
                                                 ---------- ----------- ----------- ----------- ----------
 Cost of Operations:
   Operating expenses                              30,818      30,202      27,856      25,576      24,053
   Depreciation and amortization                   11,733      10,921       9,964       9,175       8,426
   Property and payroll taxes                       4,051       4,039       3,757       3,516       3,361
                                                 ---------- ----------- ----------- ----------- ----------
                                                   46,602      45,162      41,577      38,267      35,840
                                                 ---------- ----------- ----------- ----------- ----------
 Overrun Penalty Income                               -            -          -           -         1,305
                                                 ---------- ----------- ----------- ----------- ----------
 Earnings From Operations                          21,804      17,665      21,282      14,882      19,512
                                                 ---------- ----------- ----------- ----------- ----------
 Nonoperating Expense (Income):
    Interest                                        9,938       8,090       7,038       7,478       7,793
    Interest charged to construction                 (394)       (203)       (323)       (218)       (156)
                                                 ---------- ----------- ----------- ----------- ----------
                                                    9,544       7,887       6,715       7,260       7,637
   Amortization of debt issuance expense              606         593         562         402         362
   Other                                             (586)        (80)       (113)       (440)       (344)
                                                 ---------- ----------- ----------- ----------- ----------
                                                    9,564       8,400       7,164       7,222       7,655
                                                 ---------- ----------- ----------- ----------- ----------
 Earnings Before Income Taxes and Cumulative
   Effect of change in accounting method           12,240       9,265      14,118       7,660      11,857
 Income Taxes                                       4,508       3,505       5,224       2,817       4,206
                                                 ---------- ----------- ----------- ----------- ----------
 Earnings Before Cumulative Effect of Change
   in Accounting Method                             7,732       5,760       8,894       4,843       7,651
 Cumulative effect of change in accounting method     -           -           209         -           -
                                                 ---------- ----------- ----------- ----------- ----------
 Earnings Before Preferred Dividends                7,732       5,760       9,103       4,843       7,651
 Preferred Dividends                                  539         558         580         595         148
                                                 ---------- ----------- ----------- ----------- ----------
 Net Earnings                                    $  7,193    $  5,202    $  8,523    $  4,248    $  7,503
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
 Common Stock Outstanding (thousands of shares):
   End of year                                      9,144       8,912       8,566       7,614       6,631
   Average                                          8,997       8,707       7,915       6,681       6,587
 Earnings per Common Share
   Before cumulative effect of change
     in accounting method                        $   0.80    $   0.60    $   1.05    $   0.64       $1.14
   Cumulative effect of change
     in accounting method                             -           -          0.03         -           -
                                                 ---------- ----------- ----------- ----------- ----------
 Net Earnings per Common Share                   $   0.80    $   0.60    $   1.08    $   0.64       $1.14
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------



ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

(dollars in thousands except per share data)


                                                    1995        1994        1993        1992        1991
RETAINED EARNINGS:
 Beginning of the year                           $ 10,806    $ 14,076    $ 13,455    $ 15,655    $ 14,142
 Net earnings after preferred dividends             7,193       5,202       8,523       4,248       7,503
 Common dividends                                  (8,702)     (8,472)     (7,902)     (6,448)     (5,990)
                                                 ---------- ----------- ----------- ----------- ----------
 End of the year                                 $  9,297    $ 10,806    $ 14,076    $ 13,455    $ 15,655
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
CAPITAL STRUCTURES:
 Common shareholders' equity                     $ 89,539    $ 87,710    $ 85,702    $ 69,199    $ 57,225
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
 Redeemable preferred stocks                     $  6,851    $  7,217    $  7,528    $  7,951    $  8,254
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
Debt:
   Long-term debt                                $102,100    $100,000    $ 87,000    $ 74,677    $ 57,060
   Notes Payable                                   32,000      14,501      13,502      13,000       8,500
   Current maturities of long-term debt               -         5,000         -           -         3,500
                                                 ---------- ----------- ----------- ----------- ----------
                                                 $134,100    $119,501    $100,502    $ 87,677    $ 69,060
                                                 ---------- ----------- ----------- ----------- ----------
 Total capital                                   $230,490    $214,428    $193,732    $164,827    $134,539
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
FINANCIAL RATIOS:
 Return on common shareholders' equity               8.12%       6.00%      11.00%       6.72%      13.38%

 Common stock dividend payout ratio                   120%        161%         87%        146%         79%

 Dividends paid in cash per common share         $   0.96    $   0.96    $   0.94    $   0.93    $   0.90
 Fixed charge coverage (before income tax
 deduction):
   Times interest earned                             2.16        2.07        2.86        1.97        2.45
   Times interest and preferred dividends
   earned                                            2.00        1.87        2.55        1.76        2.39
 Book value per year-end share of common stock   $   9.79    $   9.84    $  10.00    $   9.09    $   8.63

UTILITY PLANT:
 Utility plant - end of year                     $362,924    $333,863    $315,297    $283,871    $249,027
 Accumulated depreciation                         138,831     127,806     117,925     109,184     100,927
                                                 ---------- ----------- ----------- ----------- ----------
 Net plant                                       $224,093    $206,057    $197,372    $174,687    $148,100
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
 Construction expenditures                       $ 37,637    $ 27,251    $ 32,990    $ 35,335    $ 19,669
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------
 Total assets                                    $296,898    $273,090    $252,690    $224,685    $191,471
                                                 ---------- ----------- ----------- ----------- ----------
                                                 ---------- ----------- ----------- ----------- ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

       The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the years 1995, 1994 and 1993.

EARNINGS AND DIVIDENDS

       Per share results for 1995 were up 33% over 1994, despite the negative impact of warm weather on residential and commercial consumption. Warm weather during the heating season negatively impacted net earnings by an estimated $0.21 per share.


EARNINGS AND DIVIDENDS
(in thousands except per share data)
------------------------------------------------------------------
                                        1995      1994      1993
Net Income                            $7,193    $5,202    $8,523
Net Income per Share                    0.80    $ 0.60    $ 1.08
Dividends per Share                     0.96    $ 0.96    $ 0.94
Average Shares Outstanding             8,997     8,707     7,915
------------------------------------------------------------------

       Per share net earnings for 1994 were reduced by non-recurring costs of $0.13 for interstate pipeline capacity to serve Oregon customers and $0.05 for revaluation of certain non-operating assets. Warmer than normal temperatures also affected the comparison to 1993, when temperatures were colder than normal. The warmer than normal temperatures impacted per share net earnings by an estimated $0.15.

RESIDENTIAL AND COMMERCIAL OPERATING MARGIN


RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
(dollars in thousands)
-------------------------------------------------------------------------
                                       1995         1994         1993
Degree Days                             5,238        5,463        6,136

Average Customers
 Residential                          121,503      113,398      104,334
 Commercial                            22,989       22,035       21,166

Consumption per Customer
 Residential                              755          779          842
 Commercial                             4,259        4,436        4,831

Margin
 Residential                          $23,422      $21,730      $22,056
 Commercial                           $18,162      $16,795      $18,437
-------------------------------------------------------------------------


       The average number of residential and commercial customers increased by 9,059 in 1995 which contributed approximately $2 million of additional operating margin. The rate of customer growth is down from the 1994 increase of 9,933, due primarily to a general slow down of economic activity in much of the service area.

       Consumption per customer for 1995 was down 3% for residential and 4% for commercial from 1994. The reductions were directly attributable to weather, 15% warmer than normal in November, and 4% warmer than normal in December. The weather resulted in declines of 11% for residential consumption and

13% for commercial consumption in the key fourth quarter heating months. Eliminating the effects of weather, estimated consumption per customer for the year would have been approximately 810 therms for residential and 4,500 therms for commercial. Normalized residential consumption levels remain consistent over the last three years because additional natural gas equipment, such as water heaters converted from electricity are offsetting the effects of more energy efficient buildings and appliances.

NON-CORE INDUSTRIAL

       Non-core industrial operating margin was $21.5 million in 1995, an increase of $2.0 million, or 10%. The 1995 increase is attributable to the start up in June 1995 of a new cogeneration plant at an existing customer site and increased throughput to a broad spectrum of industrial customers. Operating margins in 1994 increased $2.4 million over 1993 primarily as a result of service to a new cogeneration customer beginning in April 1994. A fifth cogeneration plant is expected to begin receiving distribution service from Cascade in the first quarter of 1996.

OPERATING EXPENSES

       Operating expenses, almost 70% of which are payroll and benefits costs, increased over 1994 by $616,000, or 2%. The increase is due primarily to a December 31, 1994 enhancement in retirement plan benefits to bring benefits up to industry norm. There was also an increase in lease expense reflecting the use of operating leases beginning in 1995 for certain vehicles formerly purchased. Mitigating the expense increase was the Company's ability to maintain a stable number of employees in the face of strong, continuing customer growth. Another moderating factor was the increase in payroll capitalized due to increased capital expenditures.

       Operating expenses in
1994 were up over 1993 by 8.4%. Payroll and benefits costs account for 65% of this increase, with the largest factor being additional payroll cost of $912,000. This upward movement is the result of general salary and wage increases, the addition of 9 employees as of the end of the year, and a reduction in payroll expense capitalized resulting from lower capital expenditures in 1994. Employee medical benefits expense increased 26.1% over 1993 due to adverse claims experience.

DEPRECIATION AND AMORTIZATION, PROPERTY AND PAYROLL TAXES

       Depreciation and amortization were up 7.4% in 1995 over 1994. The increase is due to higher depreciable plant consistent with an 8.7% increase in utility plant. Property and payroll taxes were essentially unchanged from 1994 due to a reduction in property tax rates stemming from a voter mandated 1990 reduction in Oregon. This reduction in property taxes is reflected in Oregon rates. Depreciation and amortization expense in 1994, along with property and payroll taxes, were up over 1993 a total of $1.2 million, or 9.0%, primarily because of increases in plant and equipment.

INTEREST EXPENSE AND OTHER

       Interest expense in 1995 was $1.8 million, or 22.8% higher than 1994. Of this increase, $1.1 million is due to $18 million of additional long-term debt issued in October 1994. The remainder of the increase is due to interest on credits for lower gas costs deferred for pass-back to customers, discontinuance of interest rate swaps amortized over the term of the underlying debt agreement, and interest on customer deposits.

       Interest expense for 1994 increased $1.2 million over 1993 due to an increase of $16.7 million in the amount of debt outstanding. Other expense for 1994 includes charges of $700,000 for revaluation of certain non operating assets.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company entered into a new 5 year credit agreement on September 22, 1995, for a commitment of $40 million from three banks which replaces two separate commitments that totaled $25 million. The committed lines also support a money market facility of a similar amount. A subsidiary has a $5 million revolving credit facility used for non regulated business, which expires in 2000, and at December 31, 1995, $2.1 million was outstanding under the facility. The Company also has $25 million of uncommitted lines from three banks.

     The Company has a Medium-Term Note program used for long-term financing with $100 million outstanding at December 31, 1995, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management is of the opinion it has adequate financial flexibility to meet its anticipated cash needs.

CAPITAL EXPENDITURES


Capital Expenditures
---------------------
(dollars in thousands)
-----------------------------------------------------------
-----------------------------------------------------------

                                 1995      1994      1993
 Capital Expenditures          $37,637   $27,251   $32,990
                               -------   -------   -------
 Operating Cash Flow           $25,023   $12,851   $13,960
 Dividends Paid                 (8,200)   (8,154)   (7,506)
 Redemption of Preferred          (362)     (309)     (455)
                               -------   -------   -------
 Available Cash Flow           $16,461   $ 4,388   $ 5,999
                               -------   -------   -------
 Internally Funded Expenditures  43.74%    16.10%    18.18%

-----------------------------------------------------------
-----------------------------------------------------------

     Available cash flow increased in 1995, primarily due to increased net earnings, lower gas costs and a reduction in accounts receivable to a level approximating 1993. These lower gas costs will be refunded to customers beginning in 1996. Budgeted expenditures for 1996 will approximate $35.2 million and will be financed 30% to 40% from operating cash flow net of common and preferred dividends. Over the next five years it is expected that capital expenditures will be close to $150 million.

     In addition to internally generated cash, the Company's cash flow is enhanced from monthly sales of Common stock to participants of the Dividend Reinvestment Plan and employees in the Company's 401(k) Plan. Cash in-flow from these sources was $2.3 million in 1995, $4.4 million in 1994 and $589,000 in 1993. The significant increase from 1993 to 1994 reflects opening the Dividend Reinvestment Plan in 1994 to customers wishing to invest in Cascade stock.

     Financing plans for 1996 include the possible private placement of $7.5 million of preferred stock in the first half of the year and issuance of 1 to
1.5 million common shares later in the year. Proceeds from these financings will be used to retire short-term debt and for other general corporate purposes. The method, timing and amount of these and any future financings by the Company will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

EFFECTS OF INFLATION

     Changing prices have had minimal impact on the Company's operating margins in the last three years. The effects of price changes in purchased gas costs and the cost of transporting gas to the Company's system are, for the most part, passed on to customers in accordance with regulatory policy. Inflationary increases in wages and other operating expenses are generally recognized by the regulatory agencies in their rate decisions in general rate filings.

REGULATORY MATTERS

     Since June 1995, the Company has engaged in a negotiation process with the staff of the WUTC and other interested parties, to establish new rates for Washington customers. On December 11, 1995 Cascade filed a formal request for a general rate increase, incorporating the results of agreements reached to date with the staff. Negotiations continue regarding remaining revenue level, rate spread and rate design issues. Under normal weather conditions, the annual revenue increase from the requested rates, if granted in full, would be $5.7 million, a 3.45% increase. Also included in the filing proposal are changes to the design of residential and commercial rates which would increase monthly service charges and per therm commodity rates for the first fifty therms of gas used each month, and decrease commodity rates for use in excess of fifty therms. The higher monthly service charge would be applied to residential customers during winter months only. Commercial customers would experience a higher service charge throughout the year. This rate structure would, if approved by the WUTC, minimize the impact of cyclical weather on bills, and would reduce financial hardship experienced by residential and commercial customers as the result of extremely cold weather.

     On December 29, 1995 Cascade filed two additional applications with the WUTC to lower rates to customers. The first request, which passes through to customers reductions in the Company's costs of purchased gas, is estimated to reduce annual revenues by $5.9 million or 3.8%. The second application requests a pass through to customers, over a two year period, of $6.6 million in gas cost savings and other deferred balances. It is estimated that this application will reduce annual revenues by $3.4 million, or 2.2%. On January 26, 1996, the Company withdrew both applications in order to allow time to work with the WUTC staff on its review of the filings. It is the Company's intent to re-file the applications after any questions raised by the staff are satisfied, with a desire to have these filings go into effect at the same time as the general rate increase. It is not known when the rate changes will be approved by the WUTC.

     Effective December 1, 1995, the OPUC approved an order allowing Cascade to decrease rates approximately $1.6 million or 5%. About $1.2 million of this decrease is associated with current purchased gas costs applicable to Oregon. The remainder of the decrease relates to the amortization of conventional deferred revenue and gas cost amounts.

ENVIRONMENTAL

     The Company has provided approximately $500,000 for cleanup costs associated with contamination in the area of the Company's underground storage tanks at its Sunnyside, Washington office. It is expected that any additional costs will not be significant.

     The Company has been notified of a claim regarding contamination of a former manufactured gas site in Oregon once operated by a predecessor company. At this date it appears that contamination is present at the site, but there is no estimate of the extent of clean-up costs. To the extent the Company may be responsible for any portion of such costs, it will seek contribution from other responsible parties, recovery from its insurers and appropriate rate relief. See Note 11 under Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEPENDENT AUDITORS REPORT


Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

    We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of net earnings, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Seattle, Washington
February 5, 1996

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET EARNINGS

                                               YEARS ENDED DECEMBER 31
                                             1995        1994       1993
                                         (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Gas sales                                 $171,254   $185,341   $179,979
  Transportation revenue                      11,300      6,871      7,087
  Other operating income                         190        198        388
                                            --------   --------   --------
                                             182,744    192,410    187,454

  Less:
     Gas purchases                           102,858    118,083    113,500
     Revenue taxes                            11,480     11,500     11,095
                                            --------   --------   --------
OPERATING MARGIN                              68,406     62,827     62,859
                                            --------   --------   --------


COST OF OPERATIONS:

  Operating expenses                          30,818     30,202     27,856
  Depreciation and amortization               11,733     10,921      9,964
  Property and payroll taxes                   4,051      4,039      3,757
                                            --------   --------   --------
                                              46,602     45,162     41,577
                                            --------   --------   --------
  Earnings from operations                    21,804     17,665     21,282
                                            --------   --------   --------

NONOPERATING EXPENSE (INCOME):


  Interest                                     9,938      8,090      7,038
  Interest charged to construction              (394)      (203)      (323)
                                            --------   --------   --------
                                               9,544      7,887      6,715
  Amortization of debt issuance expense          606        593        562
  Other                                         (586)       (80)      (113)
                                            --------   --------   --------
                                               9,564      8,400      7,164
                                            --------   --------   --------

EARNINGS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING METHOD                             12,240      9,265     14,118


INCOME TAXES                                   4,508      3,505      5,224
                                            --------   --------   --------
EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING METHOD                 7,732      5,760      8,894
   Cumulative effect of change in
      accounting method (Note 8)                 -          -          209
                                            --------   --------   --------
EARNINGS BEFORE PREFERRED DIVIDENDS            7,732      5,760      9,103


PREFERRED DIVIDENDS                              539        558        580
                                            --------   --------   --------

NET EARNINGS                                  $7,193     $5,202     $8,523
                                            --------   --------   --------
                                            --------   --------   --------

EARNINGS PER COMMON SHARE:
   Before cumulative effect of change
     in accounting method                      $0.80      $0.60      $1.05
Cumulative effect of change in
   accounting method                             -          -         0.03
                                            --------   --------   --------
NET EARNINGS PER COMMON SHARE                  $0.80      $0.60      $1.08
                                            --------   --------   --------
                                            --------   --------   --------

AVERAGE SHARES OUTSTANDING (NOTE 5)            8,997      8,707      7,915
                                            --------   --------   --------
                                            --------   --------   --------


See notes to consolidated financial statements

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                     DECEMBER 31
                                                  1995         1994
                                               (DOLLARS IN THOUSANDS)
UTILITY PLANT (Note 3)                          $362,924      $333,863
     Less Accumulated depreciation               138,831       127,806
                                               ---------     ---------
                                                 224,093       206,057
Construction work in progress                     14,957         7,872
                                               ---------     ---------
                                                 239,050       213,929
                                               ---------     ---------


OTHER ASSETS:
      Investments                                    919           919
      Notes receivable, less current
        maturities                                 2,426         2,915
                                               ---------     ---------
                                                   3,345         3,834
                                               ---------     ---------



CURRENT ASSETS:
      Cash and cash equivalents                    2,197         3,949
      Securities available for sale                  -           1,466
      Accounts receivable, less allowance
         of $425 and $461 for doubtful
         accounts                                 26,483        28,885
      Current maturities of notes receivable         809           988
      Materials, supplies, and inventories         6,047         5,583
      Prepaid expenses and other assets            2,353         1,653
                                               ---------     ---------
                                                  37,889        42,524
                                               ---------     ---------
DEFERRED CHARGES                                  16,614        12,803

                                               ---------     ---------
                                                $296,898      $273,090
                                               ---------     ---------
                                               ---------     ---------


See notes to consolidated financial statements

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

COMMON SHAREHOLDERS' EQUITY,
PREFERRED STOCKS AND LIABILITIES

                                                          DECEMBER 31
                                                        1995         1994
                                                     (DOLLARS IN THOUSANDS)

COMMON SHAREHOLDERS' EQUITY
     Common stock, par value $1 per share (Note 5)
        Authorized, 15,000,000 shares; issued
         and outstanding, 9,144,448 and 8,911,661
         shares                                       $   9,144    $   8,912
     Additional paid-in capital                          71,098       67,992
     Retained earnings (Note 7)                           9,297       10,806
                                                      ---------    ---------
                                                         89,539       87,710
                                                      ---------    ---------


REDEEMABLE PREFERRED STOCKS, aggregate
      redemption amount of $7,103 and
      $7,499 (Note 4)                                    6,851         7,217
                                                      ---------    ---------

LONG-TERM DEBT (Note 7)                                102,100       100,000
                                                      ---------    ---------


CURRENT LIABILITIES:

      Notes Payable (Note 6)                            32,000        14,501
      Accounts payable                                  16,392        18,366
      Property, payroll, and excise taxes                4,578         4,541
      Dividends and interest payable                     4,365         4,202
      Other current liabilities                          4,646         1,620
      Current maturities of long-term debt (Note 7)        -           5,000
                                                      ---------    ---------
                                                        61,981        48,230
                                                      ---------    ---------


DEFERRED CREDITS:
     Gas cost changes                                   10,934         5,200
     Income taxes (Note 8)                              16,461        15,382
     Investment tax credits                              3,207         3,472
     Other                                               5,825         5,879
                                                      ---------    ---------
                                                        36,427        29,933
                                                      ---------    ---------

COMMITMENTS & CONTINGENCIES (Note 10 and 11)              -             -
                                                      ---------    ---------
                                                      $296,898      $273,090
                                                      ---------    ---------
                                                      ---------    ---------

See notes to consolidated financial statements

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                          COMMON STOCK
                                                       PAR       ADDITIONAL PAID      RETAINED
                                      SHARES          VALUE         IN CAPITAL        EARNINGS
                                                        (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1993            5,075,726        $  5,076         $50,668         $  13,455
   Common stock issued:
      Public offering                 575,000             575          13,773
      Employee savings plan and
        retirement trust (401(k))      22,200              22             558
      Director stock award plan           800               1              19
      Dividend reinvestment plan       37,992              38             939
      Three-for-two stock split     2,854,656           2,854          (2,865)
   Redemption of preferred stock                                          (32)
   Cash dividends:
      Common stock, $.94 per share                                                       (7,902)
      Preferred stock, senior,
         $.55 per share                                                                    (109)
      7.85% cumulative preferred
         stock $7.85 per share                                                             (471)
      Earnings before preferred
         dividends                                                                        9,103
                                    ---------         -------         -------          --------
BALANCE, DECEMBER 31, 1993          8,566,374           8,566          63,060            14,076

   Common stock issued:
      Employee savings plan and
        retirement trust (401(k))      48,959              49             690
      Director stock award plan         1,200               1              18
      Dividend reinvestment plan      295,128             296           4,222
   Redemption of preferred stock                                            2
   Cash dividends:
      Common stock, $.96 per share                                                       (8,472)
      Preferred stock, senior, $.55
        per share                                                                           (87)
      7.85% cumulative preferred
        stock, $7.85 per share                                                             (471)
      Earnings before preferred
        dividends                                                                         5,760
                                    ---------         -------         -------          --------
BALANCE, DECEMBER 31, 1994          8,911,661         $ 8,912         $67,992          $ 10,806

   Common stock issued:
      Employee savings plan and
        retirement trust (401(k))      50,373              50             677
      Director stock award plan         1,200               1              15
      Dividend reinvestment plan      181,214             181           2,409
   Redemption of preferred stock                                            5
   Cash dividends:
      Common stock, $.96 per share                                                       (8,702)
      Preferred stock, senior,
        $.55 per share                                                                      (68)
      7.85% cumulative preferred
        stock, $7.85 per share                                                             (471)
      Earnings before preferred
        dividends                                                                         7,732
                                    ---------         -------         -------          --------
BALANCE, DECEMBER 31, 1995          9,144,448         $ 9,144         $71,098          $  9,297
                                    ---------         -------         -------          --------
                                    ---------         -------         -------          --------


See notes to consolidated financial statements

                      CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       YEARS ENDED DECEMBER 31
                                               1995             1994            1993
                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
   Earnings before preferred dividends        $ 7,732         $ 5,760            $ 9,103
   Adjustments to reconcile earnings
        before preferred dividends to net
        cash provided by operating
        activities:
     Depreciation                             12,131           11,239             10,268
     Write-down of assets                        -                700                349
     Amortization of gas cost changes          3,508           (3,361)           (10,119)
     Increase in deferred income taxes         1,079            1,674                758
     Cumulative effect of change in
       accounting method                                          -                 (209)
     Decrease in deferred investment tax
       credits                                  (265)            (275)              (266)
     Cash provided (used) by changes in
       operating assets and liabilities:
        Accounts receivable                    2,400           (2,346)            (2,099)
        Income taxes                             105             (476)                98
        Inventories                              201               34               (601)
        Gas cost changes                       2,226            4,993               (482)
        Deferred items                        (4,144)            (662)               490
        Accounts payable and accrued
          expenses                             1,560           (3,661)             6,563
        Prepaid expenses and other assets     (1,111)            (725)               138
        Other                                   (399)             (43)               (31)
                                             -------         --------            -------
     Net cash provided by operating
          activities                          25,023           12,851             13,960
                                             -------         --------            -------
INVESTING ACTIVITIES:
   Capital expenditures                      (37,637)         (27,251)           (32,990)
   New consumer loans                         (1,243)          (1,393)            (2,352)
   Receipts on consumer loans                  2,277            2,580              3,533
   Purchase of securities available
       for sale                               (4,107)          (1,502)              (747)
   Proceeds from securities available
       for sale                                5,605              752              -
                                             -------         --------           -------
   Net cash used by investing activities     (35,105)         (26,814)           (32,556)
                                             -------         --------           -------
FINANCING ACTIVITIES:
   Issuance of common stock                    2,293            4,400             14,937
   Redemption of preferred stock                (362)            (309)              (455)
   Proceeds from long-term debt                2,100           17,838             33,686
   Repayment of long-term debt                (5,000)             -              (22,761)
   Proceeds from notes payable, net           17,499              999                501
   Dividends paid                             (8,200)          (8,154)            (7,506)
                                             -------         --------           -------
   Net cash provided by financing
        activities                             8,330           14,774             18,402
                                             -------         --------            -------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                         (1,752)             811               (194)

CASH AND CASH EQUIVALENTS:
   Beginning of year                           3,949            3,138              3,332
                                             -------         --------            -------
   End of year                               $ 2,197         $  3,949            $ 3,138
                                             -------         --------            -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
        Interest (net of amounts
             capitalized)                    $ 8,597          $ 7,381            $ 6,744
        Income taxes                         $ 2,786          $ 2,567            $ 2,598

SUPPLEMENTAL DISCLOSURE OF NONCASH
      INVESTING ACTIVITIES:
   In July, 1994 the Company sold all of the capital stock of Metrology One, Inc. and
   Fibre Graphics, Inc. A note receivable valued at $825,000 was acquired in exchange for the assets sold. As of December 31, 1995, the note is included in Notes Receivable at a net value of $269,000.


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

     Cascade Natural Gas Corporation (the Company) is a local distribution company (LDC) engaged in the distribution of natural gas. The Company's service territory consists primarily of small towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho
border in eastern Oregon.   The Company also has four immaterial subsidiaries.

     As of December 31, 1995, the Company had approximately 151,000 core customers and 116 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 24% of gas deliveries and 69% of operating margin. The Company's sales to its core residential and commercial customers are vulnerable to weather fluctuations. The results of operations for any one year may be significantly affected by variations in the weather. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

     Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of distribution service on the Company's system. The Company's margin from non-core customers is derived only from this distribution service. The principal industrial activities of its customers include the processing of forest products, production of chemicals, refining of crude oil, production of aluminum, generation of electricity, and processing of food.

     The Company is subject to regulation of most aspects of its operations by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC). It is subject to regulatory risk primarily with respect to recovery of costs incurred. Various deferred charges and deferred credits reflect assumptions regarding recovery of certain costs through amortization during future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting records and practices conform to the requirements and uniform system of accounts prescribed by the WUTC and the OPUC.

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

     Depreciation of utility plant is computed using the straight-line method. The asset lives used for computing depreciation range from five to forty years, and the weighted average annual depreciation rate is approximately 3.5%.

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

     MATERIALS, SUPPLIES AND INVENTORIES: Materials and supplies for construction and maintenance are recorded at cost. Inventories of gas are stated at the lower of average cost or market.

     DEFERRED CHARGES: Deferred charges consist primarily of debt issuance costs, intangible assets related to minimum liability accruals on pension obligations (Note 9), and deferrals of postretirement health care expenses (Note
9). Debt issuance costs are amortized over the lives of the related issues. Redemption costs relating to refinanced debt are amortized over the life of the new debt issuance.

     REVENUE RECOGNITION: The Company accrues estimated revenues for gas delivered but not billed to residential and commercial customers from the meter reading dates to month end.

     GAS COST CHANGES: Gas cost changes consist primarily of the effects of net decreases in purchased gas costs which have not yet been reflected in rates charged to customers. The effects of changes that are not tracked on a concurrent basis are deferred and amortized over a future period through a temporary rate change schedule. Amortization is subject to approval by the regulatory agencies, and amortization periods are generally one to two years.

     FEDERAL INCOME TAXES: The Company deducts depreciation computed on an accelerated basis for federal income tax purposes, and as a result, deductions exceed the amounts included in the financial statements.

     In 1981, the Company elected to record depreciation on 1981 and subsequent utility plant additions under the Accelerated Cost Recovery System. This election required the Company to provide deferred income taxes on the difference between depreciation computed for financial statement and tax reporting purposes beginning in 1981 (Note 8). This procedure has been accepted by the WUTC and the OPUC.

     It is expected that any future increases in federal income taxes resulting from the reversal of accelerated depreciation on additions to utility plant in 1980 and prior will be allowed in future rate determinations.

     INVESTMENT TAX CREDITS: Investment tax credits were deferred and are amortized over the life of the property giving rise to the credit.

     STATEMENTS OF CASH FLOWS: For purposes of the statements of cash flows, the Company considers all liquid investments with a purchased maturity of approximately three months or less to be cash equivalents.

     RECLASSIFICATIONS: Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used in 1995.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company has used significant estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Significant estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, and in the determination of depreciable lives of utility plant.

NOTE 3 - UTILITY PLANT

  Utility plant consists of the following components at December 31:


                                        1995                   1994
                                        (dollars in thousands)


Distribution plant                $   311,624             $   284,305
Transmission plant                     14,086                  14,086
Production plant                        1,053                   1,053
General plant                          30,622                  28,994
Intangible plant                          212                     212
Nondepreciable plant                    5,327                   5,213
                                  -----------              ----------
                                  $   362,924              $  333,863
                                  -----------              ----------
                                  -----------              ----------


Note 4 - Redeemable Preferred Stocks


                                               1995                       1994                      1993
                                        Shares       Amount       Shares        Amount       Shares       Amount
                                                                        (dollars in thousands)


7.85% cumulative, $1.00 par value       60,000      $ 6,000       60,000       $ 6,000       60,000      $ 6,000
$.55 cumulative senior, series A,B,
  and C, without par value:
    Beginning of year                  135,427         1,217      167,676         1,528      213,157        1,951
    Retirements                         38,867           366       32,249           311       45,481          423
                                       -------        ------      -------       -------      -------      -------
Authorized, issued, and outstanding
  at end of year                       156,560       $ 6,851      195,427       $ 7,217      227,676      $ 7,528
                                       -------       -------      -------       -------      -------      -------
                                       -------       -------      -------       -------      -------      -------


     Senior preferred stock is subject to mandatory redemption as follows:


                Shares              Amount
                  (dollars in thousands)


     1996       24,810              $   248
     1997       25,000              $   250
     1998       25,000              $   250
     1999       14,500              $   145
     2000        7,250              $    73


     The shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The 7.85% cumulative preferred stock may not be redeemed until maturity on November 1, 1999.

Note 5 - Common Stock

     At December 31, 1995, shares of common stock are reserved for issuance as follows:


                                   Number      Purchase or Contribution Price
                                 of shares                 Per Share


Employee Savings Plan and
 Retirement Trust (401(k) plan)   230,944      Market closing price of common
                                                 stock immediately prior to
                                                 purchase by the trustee.
Divident reinvestment plan        347,619      Average of high and low sales
                                                 prices on the closest
                                                 business day immediately
                                                 preceding the investment
                                                 date, which is the 15th day
                                                 of each month.
Director stock award plan           9,600      Market closing price of common
                                                 stock on the day of the
                                                 Company's annual meeteing.
                                  -------
                                  588,163
                                  -------
                                  -------


     Effective December 20, 1993, the Company issued 2,854,656 shares of common stock in a three-for-two stock split. For the calculations of earnings per share of common stock, the average number of shares outstanding has been recalculated to reflect the effect of this split.

Note 6 - Notes Payable

     The Company's short-term borrowing needs are met with a $40,000,000 five year revolving credit agreement with three of its banks for an annual commitment fee of 1/8 of 1%. The committed lines of credit also support a commercial paper facility of a similar amount. The Company also has $25,000,000 of uncommitted lines from three banks. A subsidiary company has a $5,000,000 revolving credit facility used for non-regulated business, and at December 31, 1995, $2,100,000 was outstanding for a fixed term of five years. Of the $32,000,000 in short term borrowing outstanding at December 31, $27,000,000 was from committed lines, and $5,000,000 was from uncommitted lines.


                                            1995         1994           1993
                                                  (dollars in thousands)
Amount outstanding at December 31         $32,000      $ 14,501       $ 13,502
Average daily balance outstanding          13,170        15,217         11,696
Average interest rate, excluding
 commitment fee                             6.29%         4.87%          3.66%
Maximum month end amount outstanding       32,000        23,941         22,752


Note 7 - Long-term Debt

  Long-term debt consists of the following:


                                              1995                      1994
                                               (dollars in thousands)


  9.46% Promissory note due 1995           $     -                  $   5,000
  6.53% Five Year Term Note                    2,100                      -
  due 2000
  Medium-term notes:
            5.77% due 1998                     5,000                    5,000
            5.78% due 1998                     5,000                    5,000
            7.18% due 2004                     4,000                    4,000
            7.32% due 2004                    22,000                   22,000
            8.38% due 2005                     5,000                    5,000
            8.35% due 2005                     5,000                    5,000
            8.50% due 2006                     8,000                    8,000
            8.06% due 2012                    14,000                   14,000
            8.10% due 2012                     5,000                    5,000
            8.11% due 2012                     3,000                    3,000
            7.95% due 2013                     4,000                    4,000
            8.01% due 2013                    10,000                   10,000
            7.95% due 2013                    10,000                   10,000
                                           ---------                ---------
                                             102,100                  105,000
  Less current maturities                          -                    5,000
                                           ---------                ---------
                                           $ 102,100                $ 100,000
                                           ---------                ---------
                                           ---------                ---------


     None of the long-term debt includes sinking fund requirements. Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $18,385,000 is available for payment of dividends as of December 31, 1995.

     During 1992 and 1994, the Company entered into three interest rate swap arrangements, with scheduled expiration dates in 1994, 1995 and 1996. These arrangements effectively converted $25,000,000 of fixed rate debt instruments into variable rate obligations. Under the terms of these arrangements, the Company made payments at a LIBOR-based floating rate, and received payments at a fixed rate. The net interest paid or received is included in interest expense. During 1994, these arrangements were terminated. The settlement amount, which was not material, was charged to prepaid expenses, and is being amortized to interest expense over the original terms of the swap arrangements.

Note 8 - Income Taxes

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. This statement supersedes Accounting Principles Board (APB) Opinion No. 11 and SFAS No. 96, the latter of which was never adopted by the Company. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase net earnings by $209,000 ($.03 per share) in the first quarter of 1993.

Under the provisions of SFAS No. 109, the Company was required to record a deferred tax liability for the cumulative tax effect of basis differences on utility plant placed in service prior to 1981. Flow through accounting had previously been recorded with respect to these temporary differences. In addition, the Company was required to adjust previously recorded deferred tax liabilities related to plant placed in service after 1980, due to reductions in tax rates. Due to regulatory policies regarding recovery of deferred taxes charged to customers through rates, a regulatory liability was recorded which offsets the effect of these adjustments to the deferred tax balances. Therefore these adjustments had no effect on net earnings. The provision for income tax expense consists of the following:


                                     1995           1994            1993
                                            (dollars in thousands)

Current tax expense                $  2,661      $  2,120         $  3,443
Alternative minimum tax
 (credit carryforward)                -               -               (665)
Deferred tax expense                  2,112         1,660            2,668
Change in tax rates                   -               -                 44
Amortization of deferred
 investment tax credits                (265)         (275)            (266)
                                   --------      ---------        ---------
                                   $  4,508      $  3,505         $  5,224
                                   --------      ---------        ---------
                                   --------      ---------        ---------


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


                                                     1995           1994            1993
                                                           (dollars in thousands)
Statutory federal income tax rate                      35%           35%              35%
Income tax calculated at statutory federal rate   $  4,284      $  3,243         $  4,941
Increase (decrease) resulting from:
 State income tax, net of federal tax benefit           86            80              106
 Differences between book and tax depreciation         339           468              441
 Amortization of investment tax credits               (265)         (275)            (266)
 Other                                                  64           (11)               2
                                                  --------      ---------        --------
                                                  $  4,508      $  3,505         $  5,224
                                                  --------      --------         --------
                                                  --------      --------         --------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows:


                                                           1995              1994
                                                           (dollars in thousands)


Deferred tax liabilities:
  Differences between book and tax basis of property   $  13,910           $  13,082
  Debt refinancing costs                                   2,315               2,505
  Retirement benefit obligations                           1,359                 829
  Other                                                        1                  77
                                                       ---------           ---------
                                                          17,585              16,493
                                                       ---------           ---------
                                                       ---------           ---------

Deferred tax assets:
  Valuation reserves                                         313                 264
  Retirement benefit obligations                             434                 477
  Provision for doubtful accounts                            173                 172
  Other                                                      204                 198
                                                       ---------           ---------
                                                           1,124               1,111
                                                       ---------           ---------
Net deferred tax liability                             $  16,461           $  15,382
                                                       ---------           ---------
                                                       ---------           ---------


Note 9 - Retirement Plans

     The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules.

     The Company provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs on the first day of the year after the executive has reached age 55 and has completed five years of participation under the plan, or upon death. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits equal 70% of the executive's
highest salary during any of the five years preceding retirement.   The plan
also provides a death benefit equivalent to ten years of vested benefits.
The Company funds the plan by making contributions to the Trust sufficient to assure assets held by the Trust always exceed the accumulated benefit obligation for benefits payable by the plan.

     The funded status of the defined benefit pension and supplemental retirement plans and amounts recognized in the Company's financial statements are shown below:


                                                                                      Supplemental Retirement
                                                           Pension Plan                       Plan
                                                        1995           1994              1995            1994
                                                                      (dollars in thousands)

Actuarial present value of accumulated
  benefit obligations:
    Vested                                            $  21,863      $  12,666         $  3,141        $  2,310
    Nonvested                                               195            137              199             144
                                                      ---------      ---------         --------        --------
                                                      $  22,058      $  12,803         $  3,340        $  2,454
                                                      ---------      ---------         --------        --------
                                                      ---------      ---------         --------        --------
Projected benefit obligation for services
  rendered to date                                    $ (26,618)     $ (15,590)        $ (3,813)       $ (3,327)
Plan assets, at fair value, primarily common stocks,
  corporate bonds, and life insurance policies           19,376         13,842            3,430           2,387
                                                      ---------      ---------         --------        --------
Projected benefit obligation in excess of
  plan assets                                            (7,242)        (1,748)            (383)           (940)
Unrecognized amounts:
  Prior service cost                                      3,754          2,316             (284)            -
  Loss (gain) from past experience different
    from that assumed                                     4,689             28              949             582
  Net transition obligation                                  22             27            1,103           1,203
Adjustment to recognize minimum liability                (3,777)           -                -              (912)
                                                      ---------      ---------         --------        --------
Prepaid (accrued) pension cost                        $  (2,554)     $     623         $  1,385        $    (67)
                                                      ---------      ---------         --------        --------
                                                      ---------      ---------         --------        --------


Net pension cost for both plans included the following components:


                                                              1995            1994            1993
                                                                     (dollars in thousands)


Service cost of benefits earned during the period          $  1,171         $  1,271        $  1,113
Interest cost on projected benefit obligation                 1,936            2,044           1,900
Actual return on plan assets                                 (4,057)          (1,101)         (1,485)
Deferral of unrecognized loss (gain) and amortization, net    2,916             (524)             82
Amount recognized due to settlement                               -               16               -
                                                           --------          -------        --------
                                                           $  1,966          $ 1,706        $  1,610
                                                           --------          -------        --------
                                                           --------          -------        --------


     The following table sets forth the approximate effects on the projected benefit obligations resulting from amendments to the pension plan and from the change in the discount rate from 8.75% to 7.25%:


                                                        Supplemental
                                        Pension          Retirement
                                         Plan               Plan
                                        -------         ------------
                                           (dollars in thousands)


Effect of change in discount rate      $  4,500          $     700
Effect of amendment to pension plan    $  1,800          $    (300)


     The following assumptions were used to determine the projected benefit obligation and expected return on assets at December 31:


                                                    1995             1994            1993


Pension plan:
   Discount rate:
       Nonretired lives                             7.25%           8.75%           7.50%
       Retired lives                                7.25%           8.75%           6.00%
   Long-term rate of return on plan assets          9.00%           8.50%           8.50%
   Rate of increase in future compensation levels   5.00%           5.00%           5.00%
Supplemental retirement plan:
   Discount rate                                    7.25%           8.75%           7.50%
   Long-term rate of return on plan assets          8.50%           8.50%           8.50%
   Rate of increase in future compensation levels   5.00%           5.00%           5.00%


     The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the 401(k) plan. Under the terms of the 401(k) plan, the Company will match each employee's contribution to the 401(k) plan at a rate of 50% of the employee's contribution up to 6% of the employee's compensation, as defined. The Company recognized costs for contributions to this plan of $458,000, $474,000, and $370,000 for 1995, 1994, and 1993,
respectively.

     The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company has been recording PBOP expense, as provided in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", since January 1, 1993. The Company defers the portion of the annual PBOP accrual attributable to Washington regulated operations in excess
of the cash basis of recording these expenses.   This approach is consistent
with WUTC policy.   The amounts so deferred have been $1,028,000, $1,892,000,
and $1,938,000 in 1995, 1994, and 1993 respectively.   The Company has filed
a general rate case in the State of Washington, requesting recovery of these deferred amounts. Management believes that the rates to be granted in this rate case will include recognition of these amounts, as well as recognition
of on going PBOP expenses, as measured under SFAS No. 106.   An adverse
decision by the WUTC could result in a material difference in the reported amounts.

     Amounts accrued for PBOP, not including the above mentioned deferrals, consist of the following components:


                                     1995            1994           1993
                                          (dollars in thousands)
Service cost                      $   366         $   523         $   510
Net interest cost                   1,114           1,151           1,105
Actual return on plan assets         (627)             12             --
Net amortization and deferral         934             551             657
                                  -------         -------         -------
                                  $ 1,787         $ 2,237         $ 2,272
                                  -------         -------         -------
                                  -------         -------         -------

     The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following table sets forth the health care plan's funded status.

                                                  1995            1994
                                                  (dollars in thousands)
Accumulated postretirement benefit
  obligation (APBO):
    Retirees                                   $  4,058        $   3,814
    Fully eligible active plan
      participants                                5,948            4,797
    Other active plan participants                7,168            5,571
                                               --------        ---------
                                                 17,174           14,182

Plan assets, at fair value, primarily
  common stocks and corporate bonds               4,194            2,498
                                               --------        ---------
Funded status                                   (12,980)         (11,684)
Unrecognized transition obligation               11,169           11,826
Unrecognized (gain) loss                            349           (1,462)
                                               --------        ---------
Accrued postretirement benefit cost            $ (1,462)       $  (1,320)
                                               --------        ---------
                                               --------        ---------

     The assumed health care cost trend rate used in measuring the APBO is 10% for 1996, trending down to 5.5% at 2005. At January 1, 1995, the census and per capita claims cost assumptions were updated, resulting in a reduction in the APBO of approximately $1.2 million. The assumed discount rate used in determining the APBO was 7.25% at December 31, 1995, and 8.75% at December 31, 1994. The effect of the decrease in the discount rate was an increase of approximately $2.6 million in the APBO at December 31, 1995. A one percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 16.6% and the service and interest cost components of net postretirement health care cost by approximately 16.9%.

NOTE 10 - GAS SERVICE CONTRACTS

     The Company has entered into various transportation, supply, storage, and peaking service contracts to assure that adequate supplies of gas will be available to provide firm service to its core customers and to meet its obligations under long-term non-core customer agreements. These contracts, which have maturities ranging from one to 30 years, provide that the Company must pay a fixed demand charge each month.

     One gas supply contract requires the Company to take 10,037,500 therms annually or the seller can reduce its commitment to provide that minimum amount. Two other gas supply contracts require that the Company take 100% of all tendered gas volumes up to the maximum daily limit each day during the remaining life of the agreements. The total
contract quantity for these two agreements is 76,000,000 therms.   All three
of these contracts have primary terms that end on November 1, 1996. Another contract has a 42% take requirement, equaling an obligation of 41,475,315 therms per year through 2004. Among the Company's multi-year agreements, a 15-year contract for winter-only ( October through March) supply has a 70% minimum take requirement, which equates to a purchase requirement of
9,841,650 therms per year.   Finally, the Company has entered into various
agreements for the winter of 1995-96 whose minimum take requirements total 49,370,000 therms.

     The remaining gas supply contracts do not require the Company to take any gas, but the various suppliers are obligated to provide up to a maximum of 80,300,000 therms annually. The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract prices, which are subject to change.

                                               STORAGE AND
               FIRM GAS                          PEAKING
                SUPPLY      TRANSPORTATION       SERVICE              TOTAL
                                  (dollars in thousands)
1996           $ 38,280       $ 27,310           $6,210             $ 71,800
1997             19,597         26,998            5,190               51,785
1998             18,511         26,998            5,059               50,568
1999             13,096         26,816            4,241               44,153
2000             12,693         26,780            4,052               43,525
Thereafter       51,892        363,979           56,107             $471,978
               --------       --------           ------             --------
               $154,069       $498,881          $80,859             $733,809
               --------       --------           ------             --------
               --------       --------           ------             --------

     Purchases under these contracts for 1993, 1994, and 1995, including commodity purchases, as well as demand charges have been as follows:

                                               STORAGE AND
               FIRM GAS                          PEAKING
                SUPPLY      TRANSPORTATION       SERVICE              TOTAL
                                  (dollars in thousands)
1993           $50,036        $18,691           $4,179              $72,906
1994           $54,695        $22,751           $4,639              $82,085
1995           $45,223        $28,548           $4,722              $78,493

NOTE 11- CONTINGENCIES

     The Company was notified by the Department of Ecology of the State of Washington that it is a "potentially liable person" as a result of contamination in the area of the Company's underground storage tanks at its Sunnyside, Washington office. The Company has provided $455,000 to date for the estimated costs of the cleanup. The Company believes that the remaining reserves of $89,000 are adequate to complete the remediation.

     During the first quarter of 1995, a claim related to environmental contamination from a manufactured gas plant previously owned by a predecessor corporation of the Company was filed by the present property owner. The claim requested that the Company assume responsibility for investigation and possible cleanup of alleged contamination on the property. A consultant has been retained by the property owner to evaluate the nature and extent of any contamination. To date the consultant has reported that contamination consistent with manufactured gas operations is present, but there is no estimate of the cost of remediation. To the extent the Company may be responsible for all or part of such cost, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief to the extent of any remaining expense incurred.

     Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. None of those now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

NOTE 12 - REVENUES FROM MAJOR CUSTOMER

     In 1995, no one customer accounted for more than 10% of gas revenues. In 1994, one customer accounted for approximately $20,215,000 in gas revenues. This represents 10.5% of total 1994 revenues; however, margins derived from this customer were less than 3% of total margin. Outstanding accounts receivable from this customer at December 31, 1994, totaled $2,144,000, which represents December 1994 consumption. In 1993 no one customer accounted for more than 10% of gas revenues.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The estimated fair value amounts of financial instruments at December 31 are shown as follows:

                                               1995                    1994
                                       CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                        AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                       (dollars in thousands)
Assets:
   Cash and cash equivalents           $  2,197    $  2,197      $  3,949     $  3,949
   Notes receivable, including
     current maturities                   3,235       3,234         3,903        3,955
   Accounts receivable                   26,483      26,483        28,885       28,885
   Securities available for sale            --          --          1,466        1,466

Redeemable preferred stock                6,851       7,324         7,217        6,924

Liabilities:
   Long-term debt                       102,100     111,615       100,000       93,187
   Notes payable                         32,000      32,000        14,501       14,501
   Current maturities of long-term debt     --         --           5,000        5,096

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND NOTES PAYABLE: The carrying amounts of these items are a reasonable estimate of their fair value.

     NOTES RECEIVABLE, REDEEMABLE PREFERRED STOCK, AND LONG-TERM DEBT:
Interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities are used to estimate fair value.

     SECURITIES AVAILABLE FOR SALE: Fair values are based on quoted market prices.

   NOTE 14 - INTERIM RESULTS OF OPERATIONS (UNAUDITED)

                                                      QUARTER ENDED
                                 DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                    1995             1995          1995         1995
                                            (thousands except per share data)
Operating revenues               $ 56,907         $ 26,512        $ 34,715     $ 64,610
Gas costs and revenue taxes        34,892           16,028          21,833       41,585
                                 --------         --------        --------     --------

Operating margin                   22,015           10,484          12,882       23,025
Cost of operations                 11,680           11,475          11,768       11,679
                                 --------         --------        --------     --------

Earnings from operations           10,335             (991)          1,114       11,346
Interest and other, net             2,470            2,425           2,366        2,303
                                 --------         --------        --------     --------

Earnings before income taxes        7,865           (3,416)         (1,252)       9,043
Income taxes                        2,666           (1,099)           (369)       3,310
Preferred dividends                   131              136             136          136
                                 --------         --------        --------     --------

Net earnings (loss)              $  5,068         $ (2,453)       $ (1,019)     $ 5,597
                                 --------         --------        --------     --------
                                 --------         --------        --------     --------

Earnings (loss) per share        $   0.56         $  (0.27)       $  (0.11)     $  0.63
                                 --------         --------        --------     --------
                                 --------         --------        --------     --------

                                                      QUARTER ENDED
                                 DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                    1994             1994          1994         1994
                                            (thousands except per share data)
Operating revenues               $ 62,533         $ 28,867        $ 36,264     $ 64,746
Gas costs and revenue taxes        40,836           19,705          24,863       44,179
                                 --------         --------        --------     --------

Operating margin                   21,697            9,162          11,401       20,567
Cost of operations                 11,551           10,950          11,431       11,230
                                 --------         --------        --------     --------

Earnings from operations           10,146           (1,788)            (30)       9,337
Interest and other, net             2,844            1,939           1,835        1,782
                                 --------         --------        --------     --------

Earnings before income taxes        7,302           (3,727)         (1,865)       7,555
Income taxes                        2,748           (1,397)           (590)       2,744
Preferred dividends                   136              141             140          141
                                 --------         --------        --------     --------

Net earnings (loss)              $  4,418         $ (2,471)       $ (1,415)    $  4,670
                                 --------         --------        --------     --------
                                 --------         --------        --------     --------

Earnings (loss) per share        $   0.50         $  (0.28)       $  (0.16)    $   0.54
                                 --------         --------        --------     --------
                                 --------         --------        --------     --------

           INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Cascade Natural Gas Corporation
     and Subsidiaries

We have audited the consolidated financial statements of Cascade Natural Gas Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 5, 1996; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Cascade Natural Gas Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.

DELOITTE & TOUCHE LLP
Seattle, Washington
February 5, 1996

                                                                    SCHEDULE II

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)

      Column A               Column B          Column C            Column D     Column E
      --------               ---------   ----------------------  -----------  ----------
                                               Additions
                                         ----------------------
                             Balance at  Charged to  Charged to                Balance at
                             Beginning   Costs and      Other     Deductions    End of
     Description             of Period    Expenses     Accounts     (Note)      Period
--------------------------  -----------  ----------  -----------  -----------  ----------
Allowance for Doubtful
Accounts:

  Year ended:

   December 31, 1993           $  399      279                       188         $490

   December 31, 1994           $  490      340                       369         $461

   December 31, 1995           $  461      330                       366         $425

   Note: Accounts receivable written off, net of recoveries


Valuation Reserve - Notes Receivable

   December 31, 1994           $    0      550          577                    $1,127

   December 31, 1995           $1,127      122                                 $1,249

Valuation Reserve -
Investments

   December 31, 1994           $    0      150                                   $150

   December 31, 1995           $  150        0                                   $150

                                      42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement issued to Shareholders for the 1996 Annual Meeting (the 1996 Proxy Statement), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Refer to the information regarding executive compensation set forth in the 1996 Proxy Statement, under "Executive Compensation" on pages 7, 8, and 9, and under "Compensation Committee Interlocks and Insider Participation" on page 9, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in
Part I, under the caption "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Refer to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Refer to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the 1996 Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements (Included in Part II of this report):

     Independent Auditors' Report
     Consolidated Statements of Net Earnings for the Years Ended December 31,
        1995, 1994, and 1993
     Consolidated Balance Sheets, December 31, 1995 and 1994
     Consolidated Statements of Common Shareholders' Equity for the Years Ended
        December 31, 1995, 1994, and 1993
     Consolidated Statements of Cash Flows for the Years Ended December 31,
        1995, 1994, and 1993
     Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules (Included in Part II of this report):

     Independent Auditors' Report on Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

         Refer to the index to exhibits following the signature page of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed for the quarter ended December 31, 1995.

     On February 21, 1996, the Registrant filed a report on Form 8-K, dated February 7, 1996, to report the change in its fiscal year to a fiscal year ending September 30. The Registrant will file a transition report on Form 10-K covering the period commencing on January 1, 1996, and ending on September 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           CASCADE NATURAL GAS CORPORATION

   March 27, 1996                          By  /s/  J. D. Wessling
--------------------                           --------------------
       Date                                    J. D. Wessling
                                               Vice President - Finance, Chief
                                                   Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            Chairman of the Board,
                            Chief Executive Officer
/s/    W. Brian Matsuyama   and Director                    March 27, 1996
-------------------------   (Principal Executive Officer)   ---------------
   W. Brian Matsuyama                                            Date

                            President and
/s/    Ralph E. Boyd        Chief Operating Officer         March 27, 1996
-------------------------                                   ---------------
Ralph E. Boyd                                                     Date

/s/    J. D. Wessling       Vice President - Finance,       March 27, 1996
------------------------    Chief Financial Officer         ---------------
   J. D. Wessling           (Principal Financial Officer)         Date

 /s/  James E. Haug         Treasurer and Chief             March 27, 1996
-------------------------   Accounting Officer              ---------------
   James E. Haug            (Principal Accounting Officer)        Date

/s/  Carl Burnham, Jr.      Director                        March 27, 1996
-------------------------                                   ---------------
   Carl Burnham, Jr.                                             Date

/s/  Melvin C. Clapp        Director                        March 27, 1996
-------------------------                                   ---------------
   Melvin C. Clapp                                                Date

/s/  David A. Ederer        Director                        March 27, 1996
-------------------------                                   ---------------
     David A. Ederer                                              Date

/s/  Howard L. Hubbard      Director                        March 27, 1996
-------------------------                                   ---------------
   Howard L. Hubbard                                              Date

/s/  Larry L. Pinnt         Director                        March 27, 1996
-------------------------                                   ---------------
   Larry L. Pinnt                                                 Date

/s/  Brooks G. Ragen        Director                        March 27, 1996
-------------------------                                   ---------------
   Brooks G. Ragen                                                Date

/s/  Andrew V. Smith        Director                        March 27, 1996
-------------------------                                   ---------------
   Andrew V. Smith                                                Date

/s/  Mary A. Williams       Director                        March 27, 1996
-------------------------                                   ---------------
   Mary A. Williams                                               Date



INDEX TO EXHIBITS


Exhibit
No.                                Description
----                               -----------

3.1 Restated Articles of Incorporation of the Registrant as amended through March 25, 1996.

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

10.1   Letter Agreement dated April 28, 1995 between CanWest Gas Supply U.S.A.,
       Inc. and the Registrant for Winter Peaking Supply - 1995 through 1998. A
       PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL
       TREATMENT.

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

10.4   Service Agreement (Liquefaction -- Storage Gas Service under Rate
       Schedule SGS-1) dated January 12,1994, between Northwest Pipeline
       Corporation and the Registrant.  Incorporated by reference to
       Exhibit 10.4 to the Registrant's 1993 Form 10-K.

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

10.7 Amendment to Natural Gas Purchase Agreement dated September 1, 1993, between Canadian Hydrocarbons Marketing, Inc., and the Registrant.
       Incorporated by reference to Exhibit 10.1 to amendment no. 1 to the Registrant's quarterly report on Form 10-Q/A for the quarter ended
       September 30, 1993.



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

10.17.1 Letter agreement dated May 26, 1995, amending the Storage Agreement dated July 23, 1990, between Washington Water Power Company and the
        Registrant.

10.18   Service Agreement (Firm Redelivery Transportation Agreement under Rate
        Schedule TF-2 for Cascade's SGS-1) dated January 12, 1994, between
        Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1994.

10.19   Service Agreement (Firm Redelivery Transportation Agreement under Rate
        Schedule TF-2 for Cascade's assignment of SGS-1 from WWP) dated
        January 12, 1994, between Northwest Pipeline Corporation and the
        Registrant. Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1994.

10.20   Service Agreement (Firm Redelivery Transportation Agreement under rate
        Schedule TF-2 for Cascade's LS-1)  dated January 12, 1994, between
        Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.21   Gas Purchase Contract dated October 1, 1994, between IGI Resources,
        Inc. and the Registrant. Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1994.

10.22   Amended and restated Natural Gas Sales Agreement dated August 17,
        1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated
        September 23, 1960. Incorporated by reference to Exhibit 10.22 to the
        Registrant's Annual Report on Form 10-K for the year ended December 31,
        1994.



10.23   Firm Transportation Service Agreement dated November 4, 1994, between
        Pacific Gas Transmission and the Registrant, effective November 1,
        1995. Incorporated by reference to Exhibit 10.23 to the Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1994.

10.24   Firm Transportation Agreement dated August 1, 1994, between Northwest
        Pipeline Corporation and Registrant. Incorporated by reference to
        Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.25   Prearranged Permanent Capacity Release of Firm Natural Gas
        Transportation Agreements dated November 30, 1993 between Tenaska
        Gas Co., Tenaska Washington Partners, L.P. and Registrant.
        Incorporated by reference to Exhibit 10.25 to the Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1994.

10.26   Agreement for Peak Gas Supply Service dated August 1, 1992, between
        Tenaska Gas Co., Tenaska Washington Partners, L.P., and Registrant.
        Incorporated by reference to Exhibit 10.26 to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1994.

10.27 Agreement for Peaking Gas Supply Service dated November 22, 1991, between Longview Fibre Company and Registrant. Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.28   Letter Agreement dated October 24, 1995 between Westcoast Gas
        Services, Inc. and the Registrant for Winter Peaking Supply - 1995 through 1998. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR
        CONFIDENTIAL TREATMENT.

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

10.31   Employment agreement between the Registrant and W. Brian Matsuyama.*
        Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.

10.32   Employment agreement between the Registrant and Jon T. Stoltz.*
        Incorporated by reference to Exhibit 10(q) to the 1992 Form S-2.

12. Statement regarding computation of ratio of earnings to fixed charges and preferred dividend requirements.

21. A list of the Registrant's subsidiaries is omitted because the subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Deloitte & Touche LLP to the incorporation of their report in the Registrant's registration statements.

27.     Financial Data Schedule.

---------------
* Management contract of compensatory plan or arrangement.