Form 10-Q
period 1996-03-31
CASCADE NATURAL GAS CORP
filed 1996-05-15
CIK 18072

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                           Commission file number: 1-7196


                           CASCADE NATURAL GAS CORPORATION
                (Exact name of registrant as specified in its charter)


             Washington                                91-0599090
             ----------                                ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


   222 Fairview Avenue North, Seattle, WA                 98109
   --------------------------------------                 -----
   (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (206) 624-3900
                                                     --------------


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Title                           Outstanding
                         -----                           -----------

   Common Stock, Par Value $1 per Share           9,210,454 as of April 30, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  (Unaudited)


                                                   THREE MONTHS ENDED
                                           -----------------------------------
                                           Mar 31, 1996           Mar 31, 1995
                                           ------------           ------------
                                            (thousands except per share data)
Operating revenues:
   Gas sales                                 $63,457               $62,110
   Transportation revenue                      4,101                 2,438
   Other operating income                         62                    62
                                             -------               -------
                                              67,620                64,610
Less: Gas purchases                           37,400                37,253
      Revenue taxes                            4,583                 4,332
                                             -------               -------
Operating margin                              25,637                23,025
                                             -------               -------
Cost of operations:
   Operating expenses                          8,358                 7,836
   Depreciation and amortization               3,056                 2,830
   Property and payroll taxes                  1,178                 1,013
                                             -------               -------
                                              12,592                11,679
                                             -------               -------

Earnings from operations                      13,045                11,346
Less interest and other
  deductions - net                             2,450                 2,303
                                             -------               -------
Earnings before income taxes                  10,595                 9,043

Income taxes                                   3,825                 3,310
                                             -------               -------
Earnings before preferred dividends            6,770                 5,733
Preferred dividends                              131                   136
                                             -------               -------

Net earnings                                 $ 6,639               $ 5,597
                                             =======               =======

Common shares outstanding:
   Weighted average                             9,163                  8,931
   End of period                                9,196                  8,968

Net earnings per common share                $   0.72               $   0.63
                                             ========               ========

Cash dividends per common share              $   0.24               $   0.24
                                             ========               ========

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   Mar 31, 1996           Mar 31, 1995
                                                                   ------------           ------------
                                                                           (Dollars in Thousands)
                                                                    (Unaudited)
                     ASSETS
Utility Plant, net after accumulated
   depreciation of $141,980 and $138,831                             $228,672              $224,093
   Construction work in progress                                       12,524                14,957
                                                                     --------              --------
                                                                      241,196               239,050
                                                                     --------              --------
Other Assets:
   Investments                                                            919                   919
   Notes receivable, less current maturities                            2,253                 2,426
                                                                     --------              --------
                                                                        3,172                 3,345
                                                                     --------              --------
Current Assets:
   Cash and cash equivalents                                            2,340                 2,197
   Accounts receivable, less allowance of $417
     and $425 for doubtful accounts                                    22,608                26,483
   Current maturities of notes receivable                                 766                   809
   Materials, supplies and inventories                                  5,168                 6,047
   Prepaid expenses and other assets                                    1,939                 2,353
                                                                     --------              --------
                                                                       32,821                37,889
                                                                     --------              --------
Deferred Charges                                                       17,121                16,614
                                                                     --------              --------
                                                                     $294,310              $296,898
                                                                     ========              ========
           COMMON SHAREHOLDERS' EQUITY
         PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
   Common stock per value $1 par share, authorized 15,000,000
     shares, issued and outstanding 9,195,948 and 9,144,448 shares   $   9,196              $   9,144
   Additional paid-in capital                                           71,853                 71,098
   Retained earnings                                                    13,728                  9,297
                                                                     ---------              ---------
                                                                        94,777                 89,539
                                                                     ---------              ---------
Redeemable Preferred Stocks, aggregate redemption
   amount of $7,103 and $7,103                                           6,851                  6,851
                                                                     ---------              ---------

Long-term Debt                                                         102,100                102,100
                                                                     ---------              ---------
Current Liabilities:
   Notes payable                                                        16,000                 32,000
   Accounts payable                                                     10,028                 16,392
   Property, payroll and excise taxes                                    5,309                  4,578
   Dividends and interest payable                                        6,404                  4,365
   Other current liabilities                                             7,350                  4,646
                                                                     ---------              ---------
                                                                        45,091                 61,981
                                                                     ---------              ---------
Deferred Credits:
   Gas cost changes                                                     20,014                 10,934
   Other                                                                25,477                 25,493
                                                                     ---------              ---------
                                                                        45,491                 36,427
                                                                     ---------              ---------
Commitments and Contingencies                                              -                      -
                                                                     ---------              ---------
                                                                     $ 294,310              $ 296,898
                                                                     =========              =========

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                   Mar 31, 1996           Mar 31, 1995
                                                                   ------------           ------------
                                                                           (Dollars in Thousands)
OPERATING ACTIVITIES:
 Earnings before preferred dividends                                   $  6,770              $  5,733
 Adjustments to reconcile earnings before preferred
  dividends to net cash provided by operating activities:
   Depreciation                                                           3,056                 2,878
   Amortization of gas cost changes                                       1,177                 1,438
   Increase in deferred income taxes                                        302                   502
   Decrease in deferred investment tax credits                              (65)                  (60)
   Cash provided (used) by changes in operating assets and liabilities:
     Current assets and liabilities                                       4,317                  (338)
     Gas cost changes                                                     7,903                 5,086
     Other deferrals and non-current liabilities                           (799)                 (553)
                                                                       --------              --------
 Net cash provided by operating activities                               22,661                14,686
                                                                       --------              --------
INVESTING ACTIVITIES:
 Capital expenditures                                                    (5,209)               (7,731)
 New consumer loans                                                        (308)                 (312)
 Receipts on consumer loans                                                 531                   466
 Purchase of securities available for sale                                  -                    (802)
                                                                       --------              --------
 Net cash used by investing activities                                   (4,986)               (8,379)
                                                                       --------              --------
FINANCING ACTIVITIES:
 Issuance of common stock                                                   536                   490
 Changes in notes payable, net                                          (16,000)               (8,501)
 Dividends paid                                                          (2,068)               (2,040)
                                                                       --------              --------

 Net cash used by financing activities                                  (17,532)              (10,051)
                                                                       --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        143                (3,744)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                      2,197                 3,949
                                                                       --------              --------
 End of period                                                         $  2,340              $    205
                                                                       ========              ========

                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 1996

            The preceding statements were taken from the books and records of the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments were of a normal and recurring nature.

            Because of the highly seasonal nature of the business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

            Reference is directed to the Notes to Consolidated Financial Statements contained in the 1995 Annual Report on Form 10-K and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the three month periods ended March 31, 1996 and March 31, 1995.

RESULTS OF OPERATIONS

            Net earnings were $6,639,000, or $0.72 per common share for the three months ended March 31, 1996. This represents a 19% improvement over the net earnings of $5,597,000, or $0.63 per share for the comparable period in 1995. This increase resulted primarily from improvement in the residential and commercial operating margin. Complementing the operating margin improvement was a moderate increase in the cost of operations.

RESIDENTIAL AND COMMERCIAL OPERATING MARGIN


RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
(dollars in thousands)
============================================================================
                                                 Three Months Ended March 31
                                                     1996             1995
Degree Days                                           2,416            2,201

Average Customers
   Residential                                      128,285          120,935
   Commercial                                        23,913           22,942

Therms per Customer
   Residential                                          339              304
   Commercial                                         1,774            1,674

Margin
   Residential                                      $10,662           $8,897
   Commercial                                       $ 8,151           $7,130
============================================================================

            Residential and commercial operating margin increased 17% quarter to quarter due to consumption per customer increases for both residential, 12%, and commercial, 6%. Consumption was affected by one additional day in February 1996 and colder weather. Estimated degree days were 10% greater than during the first quarter 1995 and 2% greater than normal. Also contributing to the margin increase was the addition of 8,400 residential and commercial customers from March 31, 1995, to March 31, 1996.

INDUSTRIAL AND NON-CORE OPERATING MARGIN

            Operating margin from industrial and non-core customers decreased by 2% from first quarter 1995, primarily due to reduced gas usage by cogeneration customers. Cogeneration customers used less natural gas because of unusually wet weather increasing the availability of hydro power. Industrial operating margin was also negatively affected by reductions in deliveries to wood products customers. Partially offsetting these reductions were significant increases from a new cogeneration plant and increased deliveries to refinery customers.

COST OF OPERATIONS

            Operating expenses, which are primarily payroll and employee benefits expenses, increased 6.6% over the first quarter of 1995, due in large part to changes in interest rate assumptions used in actuarial calculations of retirement benefit accruals. Depreciation expense increased $226,000, consistent with a 9% increase in utility plant. Property and payroll taxes increased $165,000 due primarily to increased property tax accruals resulting from increases in taxable utility plant.

INTEREST AND OTHER DEDUCTIONS

            Interest and other deductions increased $147,000 over the first quarter of 1995 due to an increase of $180,000 in interest expense. Increased short-term borrowing and increased deferred gas cost credits resulted in the higher interest expense. The increased borrowing was partially offset by lower short-term interest rates and replacement of a long-term arrangement at more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

            The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a credit agreement, which expires in 2000, for a commitment of $40 million from three banks. The committed line also supports a money market facility of a similar amount. A subsidiary company has a $5 million revolving credit facility, used for non regulated business, which expires in 2000, and at March 31, 1996, $2.1 million was outstanding under the facility. The Company also has $25 million of uncommitted lines from three banks.

            The Company has a Medium-Term Note program used for long-term financing, with $100 million outstanding at March 31, 1996, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management is of the opinion it has adequate financial flexibility to meet its anticipated cash needs.

            Operating cash flow for the quarter ended March 31, 1996 improved over the 1995 first quarter primarily due to improved earnings and lower gas costs. In addition, operating cash flow for the first quarter of 1995 was negatively affected by the timing of $3.8 million in interest payments. After dividend payments, there was $20.6 million of remaining cash flow from operations. This cash flow, as well as proceeds from common stock issued to participants in the Company's dividend reinvestment plan and 401(k) plan were used primarily to fund $5.2 million in capital expenditures and reduce short-term borrowings. Capital expenditures for the remainder of 1996 are budgeted at approximately $30 million. It is expected that total 1996 capital expenditures will be financed 30% to 40% by operating cash flow net of dividends.

            Financing plans include the issuance of 1 to 1.5 million shares of common stock later in 1996. Proceeds from this financing will be used to retire short-term debt and for other general corporate purposes.

REGULATORY MATTERS

            Negotiations continue to establish new rates for Washington customers. Any issues not resolved in the ongoing negotiations will be submitted to the Washington Utilities and Transportation Commission (WUTC) for decision in hearings scheduled to end in September. The WUTC technically has until December 2, 1996 to issue a final order.

            Effective May 1, 1996, the WUTC approved an order establishing a temporary reduction in rates intended to reflect lower prospective gas costs. The order also requires public hearings to determine the adequacy of the rate reduction and indicates that based on the outcome of the proceedings, further reductions and refunds could be required.

LABOR NEGOTIATIONS

            The labor contract with 216 Cascade employees represented by Local 121 of the International Chemical Workers Union expired April 1, 1996. A new three year contract is under negotiation between the Company and representatives of the union.







            Statements containing forward looking information involve uncertainty. Actual future results may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; regulatory uncertainties; the weather; performance issues with the Company's markets and natural gas suppliers; and collective bargaining labor disputes.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

        Under the terms of its bank credit agreements, the Corporation is required to maintain a minimum of $71,557,000 of net worth. Under this restriction, approximately $23,220,000 was available for the payment of dividends as of March 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The 1996 annual meeting of the Shareholders of the Corporation was held on April 24, 1996. The following directors were elected at the meeting for terms of office expiring in 1997 by the vote indicated below:

                                                          Abstentions and
                                For         Withheld      Broker Non-Votes
                             ---------      --------      ----------------
   Carl Burnham, Jr.         7,703,541       168,827            -0-
   Melvin C. Clapp           7,737,091       135,227            -0-
   David A. Ederer           7,741,486       130,882            -0-
   Howard L. Hubbard         7,739,445       132,923            -0-
   W. Brian Matsuyama        7,740,632       131,736            -0-
   Larry L. Pinnt            7,739,005       133,363            -0-
   Brooks G. Ragen           7,741,060       131,308            -0-
   Andrew V. Smith           7,726,820       145,548            -0-
   Mary A. Williams          7,735,668       136,700            -0-



ITEM 5. OTHER INFORMATION.


Ratio of Earnings to Fixed Charges:

       Twelve Months
       Ended March 31,                        Year Ended December 31,
      1996       1995            1995      1994      1993      1992      1991

      2.29       2.16            2.16      2.07      2.86      1.97      2.45

        For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            a.  Exhibits:

                 No.      Description
                 ---      -----------

                 12        Computation of Ratio of Earnings to Fixed Charges

                 27        Financial Data Schedule UT


            b. Reports on Form 8-K:

          On February 21, 1996, the registrant filed a report on Form 8-K, dated February 7, 1996, to report the change of its fiscal year to a fiscal year ending September 30.

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
        (Registrant)


By:         /s/   J. D. Wessling
     ----------------------------------------------------------------
     J. D. Wessling Vice President - Finance, Chief Financial Officer

Date:       May 13, 1996