Form 10-Q
period 1996-06-30
CASCADE NATURAL GAS CORP
filed 1996-07-31
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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


In February, 1996, the registrant changed its fiscal year from the year ending December 31 to the year ending September 30.
            --------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Title                                       Outstanding
             ------                                      -----------

Common Stock, Par Value $1 per Share              9,249,611 as of June 30, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                          CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                                             (unaudited)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                --------------------------    ---------------------------

                                                Jun 30, 1996   Jun 30, 1995   Jun 30, 1996   Jun 30, 1995
                                                ------------   ------------   ------------   ------------
                                                             (thousands except per share data)
Operating revenues:
   Gas sales                                       $ 29,501       $ 32,206       $ 92,958        $ 94,316
   Transportation revenue                             3,906          2,458          8,007           4,896
   Other operating income                                54             51            116             113
                                                ------------   ------------   ------------   ------------
                                                     33,461         34,715        101,081          99,325
Less: Gas purchases                                  18,720         19,521         56,120          56,774
     Revenue taxes                                    2,314          2,312          6,897           6,644
                                                ------------   ------------   ------------   ------------
Operating margin                                     12,427         12,882         38,064          35,907
                                                ------------   ------------   ------------   ------------

Cost of operations:
   Operating expenses                                 8,255          7,811         16,613          15,647
   Depreciation and amortization                      3,128          2,903          6,184           5,733
   Property and payroll taxes                           991          1,054          2,169           2,067
                                                ------------   ------------   ------------   ------------
                                                     12,374         11,768         24,966          23,447
                                                ------------   ------------   ------------   ------------

Earnings from operations                                 53          1,114         13,098          12,460
Less interest and other
 deductions - net                                     2,524          2,366          4,974           4,669
                                                ------------   ------------   ------------   ------------
Earnings (loss) before income taxes                  (2,471)        (1,252)         8,124           7,791

Income taxes                                           (715)          (369)         3,110           2,941
                                                ------------   ------------   ------------   ------------
Earnings (loss) before preferred dividends           (1,756)          (883)         5,014           4,850
Preferred dividends                                     131            136            262             272
                                                ------------   ------------   ------------   ------------

Net earnings (loss)                                $ (1,887)      $ (1,019)      $  4,752        $  4,578
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
Common shares outstanding:
   Weighted average                                   9,218          9,000          9,182           8,944
   End of period                                      9,250          9,044          9,250           9,044
Net earnings (loss) per common share               $  (0.20)      $  (0.11)       $  0.52          $ 0.51
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Cash dividends per share                            $  0.24        $  0.24         $ 0.48         $  0.48
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------



            See Notes to Consolidated Condensed Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   Jun 30, 1996   Dec 31, 1995
                                                   ------------   ------------
                                                      (dollars in thousands)
                                                    (unaudited)
                    ASSETS
 Utility Plant, net after accumulated
    depreciation of $145,244 and $138,831          $    232,133   $    224,093
   Construction work in progress                         13,699         14,957
                                                   ------------   ------------
                                                        245,832        239,050
                                                   ------------   ------------
 Other Assets:
   Investments                                              765            919
    Notes receivable, less current maturities             1,997          2,426
                                                   ------------   ------------
                                                          2,762          3,345
                                                   ------------   ------------
 Current Assets:
   Cash and cash equivalents                              3,835          2,197
    Accounts receivable, less allowance of $290
   and $425 for doubtful accounts                        12,307         26,483
   Current maturities of notes receivable                   694            809
    Materials, supplies and inventories                   5,458          6,047
   Prepaid expenses and other assets                      2,471          2,353
                                                   ------------   ------------
                                                         24,765         37,889
                                                   ------------   ------------

 Deferred Charges                                        17,389         16,614
                                                   ------------   ------------


                                                   $    290,748   $    296,898
                                                   ------------   ------------
                                                   ------------   ------------
        COMMON SHAREHOLDERS' EQUITY,
      PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
    Common stock, par value $1 per share,
     authorized 15,000,000 shares, issued and
     outstanding 9,249,611 and 9,144,448 shares    $      9,250   $      9,144
   Additional paid-in capital                            72,628         71,098
   Retained earnings                                      9,621          9,297
                                                   ------------   ------------
                                                         91,499         89,539
                                                   ------------   ------------
 Redeemable Preferred Stocks, aggregate
     redemption amount of $7,103 and $7,103               6,851          6,851
                                                   ------------   ------------

 Long-term Debt                                         102,100        102,100
                                                   ------------   ------------

 Current Liabilities:
   Notes payable                                         16,500         32,000
   Accounts payable                                      10,339         16,392
    Property, payroll and excise taxes                    3,595          4,578
   Dividends and interest payable                         4,233          4,365
   Other current liabilities                              5,160          4,646
                                                   ------------   ------------
                                                         39,827         61,981
                                                   ------------   ------------
 Deferred Credits:
   Gas cost changes                                      24,151         10,934
   Other                                                 26,320         25,493
                                                   ------------   ------------
                                                         50,471         36,427
                                                   ------------   ------------
 Commitments and Contingencies                                -            -
                                                   ------------   ------------

                                                   $    290,748   $    296,898
                                                   ------------   ------------
                                                   ------------   ------------


            See Notes to Consolidated Condensed Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        SIX MONTHS ENDED
                                                   ---------------------------
                                                   Jun 30, 1996   Jun 30, 1995
                                                   ------------   ------------
                                                      (dollars in thousands)
 Operating Activities:
   Earnings before preferred dividends             $     5,014    $     4,850
   Adjustments to reconcile earnings before
    preferred dividends to net cash provided
    by operating activities:
      Depreciation                                       6,184          5,838
      Amortization of gas cost changes                   1,403          2,133
      Write down of assets                                 154             -
      Increase in deferred income taxes                    551          1,139
      Decrease in deferred investment tax credits         (130)          (120)
      Cash provided (used) by changes in operating
        assets and liabilities:
          Current assets and liabilities                 8,315          6,970
          Gas cost changes                              11,814            561
          Other deferrals and non-current
          liabilities                                     (473)          (641)
                                                   ------------   ------------

   Net cash provided by operating activities            32,832         20,730
                                                   ------------   ------------

Investing Activities:
   Capital expenditures                                (13,198)       (15,320)
   New consumer loans                                     (497)          (548)
   Receipts on consumer loans                            1,055            967
   Purchase of securities available for sale                 -           (802)
                                                   ------------   ------------

   Net cash used by investing activities               (12,640)       (15,703)

                                                   ------------   ------------
Financing Activities:
   Issuance of common stock                              1,088          1,319
   Redemption of preferred stock                             -            (16)
   Changes in notes payable, net                       (15,500)        (5,500)
   Dividends paid                                       (4,142)        (4,091)
                                                   ------------   ------------

   Net cash used by financing activities               (18,554)        (8,288)
                                                   ------------   ------------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                         1,638         (3,261)

Cash and Cash Equivalents:
   Beginning of period                                   2,197          3,949
                                                   ------------   ------------
   End of period                                   $     3,835    $       688
                                                   ------------   ------------
                                                   ------------   ------------


 See Notes to Consolidated Condensed Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

     The preceding statements were taken from the books and records of the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments, other than those specifically disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", were of a normal and recurring nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the three and six month periods ended June 30, 1996 and June 30, 1995.

RESULTS OF OPERATIONS

    The net loss for the second quarter of 1996 was $1,887,000, or $0.20 per share, compared to a net loss of $1,019,000, or $0.11 per share, for the second quarter of 1995. Due to the seasonal nature of the business, the Company normally experiences a net loss in the quarter ended June 30. The increase in the net loss is due primarily to an after tax charge against income of $753,000, or $0.08 per share, to establish a reserve of $1,158,000 for unrecovered gas costs. The reserve resulted from management's determination that such costs are more appropriately recoverable through non-core gas commodity sales, which are dependent on future competitive conditions for large volume industrial gas supplies, rather than from the more certain source of recovery through rate increases to core customers.

    For the six months ended June 30, 1996, net earnings were $4,752,000, or $0.52 per share, compared to $4,578,000, or $0.51 per share, for the same period in 1995.

RESIDENTIAL AND COMMERCIAL OPERATING MARGIN

RESIDENTIAL AND COMMERCIAL OPERATING Margin
(dollars in thousands)
- --------------------------------------------------------------------------------
                   Three Months Ended                      Six Months Ended
                        June 30                                 June 30
                   1996           1995                     1996           1995

Degree Days         938            870                    3,354          3,071

Average Customers
  Residential   127,929        120,470                  128,108        120,703
  Commercial     23,913         22,892                   23,913         22,917

Therms per Customer
  Residential       127            118                      466            422
  Commercial        738            717                    2,513          2,392

Margin
  Residential $   4,413      $   3,896                 $ 15,074       $ 12,793
  Commercial  $   3,355      $   2,994                 $ 11,505       $ 10,124
- --------------------------------------------------------------------------------

    Residential and commercial operating margin increased 13% quarter to quarter. Factors contributing to this increase were an increase of 8,480 in the average number of residential and commercial customers, an 8% increase in gas consumption per residential customer, and a 3% increase in gas consumption per commercial customer. Contributing to increased consumption per customer was an 8% increase in estimated degree days, though degree days were 4% less than normal.

    For the six month period ended June 30, 1996, residential and commercial margin increased 16% over the six month period ended June 30, 1995, resulting from increases similar to the second quarter of 1996 in the number of customers as well as weather related increases in gas consumption per customer.

INDUSTRIAL AND NON-CORE MARGIN

    Operating margin from industrial and non-core customers, before the above mentioned charge of $1,158,000, decreased by 3% from the second quarter of 1995 primarily due to reductions in deliveries to and margins from customers in the forest products industry, and approximately $360,000 of decreases due to certain large industrial non-core customers shifting to special contracts with lower margin distribution service rates. Somewhat offsetting the decrease was $447,000 of increased margin from two new cogeneration customers in the second quarter of 1996, only one of which was in operation for a part of the 1995 second quarter. Mitigating the increase in cogeneration margin was a $155,000 decrease in margin due to generation curtailment by other cogeneration customers because of the significant availability of hydro power.

COST OF OPERATIONS

    Operating expenses in the second quarter of 1996, which are primarily payroll and employee benefits expenses, increased 5.7% over the second quarter of 1995, due in part to increases in benefit plan accruals. Also contributing to operating expense increases were increases in various outside purchased services costs. Increases in benefit plan accruals are related to required changes in interest rate assumptions used in actuarial calculations of accrual amounts. Depreciation expense for the quarter increased $225,000, consistent with a 7% increase in utility plant.

INTEREST AND OTHER DEDUCTIONS

    Interest and other deductions in the second quarter of 1996 increased $158,000 over the second quarter of 1995 due primarily to a charge of $154,000 to write down to market value, the carrying cost of a parcel of non-utility property.

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a credit agreement, which expires in 2000, for a commitment of $40 million from three banks. The committed line also supports a money market facility of a similar amount. A subsidiary company has a $5 million revolving credit facility, used for non regulated business, which expires in 2000. At June 30, 1996, $2.1 million was outstanding under the revolving credit facility. The Company also has $25 million of uncommitted lines from three banks.

    The Company has a Medium-Term Note program used for long-term financing, with $100 million outstanding at June 30 1996, and $50 million registered under the Securities Act of 1933 and available for issuance. In July, 1996, the Company registered 3,500,000 shares of common stock under the Securities Act of 1933. The Company intends to issue 1,250,000 shares of this stock in August 1996. Proceeds from this financing will be used to retire short-term debt and for other general corporate purposes. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management is of the opinion it has adequate financial flexibility to meet its anticipated cash needs.

    Operating cash flow for the six months ended June 30, 1996 improved over the 1995 period primarily due to lower gas costs. The benefit of these lower gas costs has been deferred, and will be refunded to customers through rate reductions over future periods. See "Regulatory Matters" below. After dividend payments, there was $28,690,000 of remaining cash flow from operations. This cash flow, as well as proceeds from common stock issued to participants in the Company's dividend reinvestment plan and 401(k) plan were used primarily to fund $13,198,000 in capital expenditures and reduce short-term borrowings by $15,500,000. Capital expenditures for the remainder of calendar 1996 are budgeted at approximately $22 million. The Company expects that calendar 1996 capital expenditures will be financed 30% to 40% by operating cash flow net of dividends.

REGULATORY MATTERS

    On July 22, 1996, the Washington Utilities and Transportation Commission
(WUTC) issued its final order reflecting the terms of a negotiated settlement among the Company, the WUTC staff, the Public Counsel for the State of Washington, and the Northwest Industrial Gas Users, of three separate rate applications filed by the Company in December 1995. The new rates are effective August 1, 1996. The order approves the first general rate increase in the State of Washington by the Company since 1986, estimated to increase revenues by approximately $3.8 million in the first year. Offsetting the general rate increase for the first four years are technical credits for core customers amounting to approximately $263,000 in the first year, and increasing to $304,000 by the fourth year. Other elements of the approved settlement include:
(i) increases in monthly customer service charges to core customers by $1.00 on August 1 in each of 1997 and 1998, offset by simultaneous decreases in charges to non-core customers; (ii) the refund to core customers of deferred gas cost reductions estimated to be $1,445,000 annually for four years, and the refund of an additional $13 million in deferred gas cost savings plus accrued interest beginning in four years, neither of which will have an effect on the Company's earnings; (iii) an agreement by the Company not to apply for another general rate increase for at least three years from August 1, 1996; and (iv) an agreement by the Company to prepare a plan, by November 30, 1996, to reduce meter reading and billing expense, adjusted for inflation and growth, by more than 30% within three years.

    Concurrent with the August 1, 1996, effective date of new Washington rates, Cascade will commence the amortization of deferred postretirement benefits other than pensions (PBOP). Consistent with the WUTC's policy statement issued in 1992 regarding these costs, PBOP expenses attributable to Washington operations in excess of amounts previously charged on a "pay-as-you-go" basis have been deferred since 1993. The amount of the incremental expense, including amortization, will be approximately $1.5 million per year. Amortization will be completed at December 31, 2002.

LABOR NEGOTIATIONS

    A new three-year contract with Local 121 of the International Chemical Workers Union was ratified by union membership on June 18, 1996. The new contract expires on April 1, 1999. The union represents 216 Cascade employees.

FORWARD-LOOKING STATEMENTS

    Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include its ability to successfully implement internal performance goals, competition from alternative forms of energy, the effects of state and federal regulation, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including rate relief to recover increased capital and operating costs, the weather, competition, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

PART II. OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES.


     Under the terms of its bank credit agreements, the Company is required to maintain a minimum of $71,958,000 of net worth. Under the most restrictive agreement, approximately $19,541,000 was available for the payment of dividends as of June 30, 1996.

ITEM 5. OTHER INFORMATION.


Ratio of Earnings to Fixed Charges:

     Twelve Months
     Ended June 30,                Year Ended December 31,
     1996     1995            1995    1994    1993    1992    1991
     ----     ----            ----    ----    ----    ----    ----

     2.01     1.98            2.00    1.87    2.55    1.76    2.39

     For the purpose of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

     No.       Description
     ---       -----------

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule UT



     b. Reports on Form 8-K:

          No reports were filed on Form 8-K during the quarter.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION
          (Registrant)



By:
     -----------------------------------------------------------------
     J. D. Wessling, Vice President - Finance, Chief Financial Officer


Date:     July 31, 1996