Form 10-Q/A
period 1996-06-30
CASCADE NATURAL GAS CORP
filed 1996-08-13
CIK 18072

                          FORM 10-Q / A

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

   Amendment No. 1 to QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                    Commission file number: 1-7196


                   CASCADE NATURAL GAS CORPORATION
          (Exact name of registrant as specified in its charter)



               WASHINGTON                        91-0599090
  ---------------------------------            ------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


     222 FAIRVIEW AVENUE NORTH, SEATTLE, WA               98109
     --------------------------------------               -------
    (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code       (206) 624-3900

The undersigned registrant hereby amends Part I, Item 1 and Part II, Item 6 of its Quarterly Report on Form 10-Q for the period ended June 30, 1996, as follows:

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                           ---------------------------    ---------------------------
                                           Jun 30, 1996   Jun 30, 1995    Jun 30, 1996   Jun 30, 1995
                                           ------------   ------------    ------------   ------------
                                                            (thousands except per share data)
Operating revenues:
    Gas sales                                $ 29,501      $ 32,206         $ 92,958        $  94,316
    Transportation revenue                      3,906         2,458            8,007            4,896
    Other operating income                         54            51              116              113
                                           ------------   ------------    ------------   ------------
                                               33,461        34,715          101,081           99,325
Less: Gas purchases                            18,720        19,521           56,120           56,774
      Revenue taxes                             2,314         2,312            6,897            6,644
                                           ------------   ------------    ------------   ------------
Operating margin                               12,427        12,882           38,064           35,907
                                           ------------   ------------    ------------   ------------
Cost of operations:
    Operating expenses                          8,255         7,811           16,613           15,647
    Depreciation and amortization               3,128         2,903            6,184            5,733
    Property and payroll taxes                    991         1,054            2,169            2,067
                                           ------------   ------------    ------------   ------------
                                               12,374        11,768           24,966           23,447
                                           ------------   ------------    ------------   ------------
Earnings from operations                           53         1,114           13,098           12,460
Less interest and other
   deductions - net                             2,524         2,366            4,974            4,669
                                           ------------   ------------    ------------   ------------
Earnings (loss) before income taxes            (2,471)       (1,252)           8,124            7,791
Income taxes                                     (715)         (369)           3,110            2,941
                                           ------------   ------------    ------------   ------------
Earnings (loss) before preferred dividends     (1,756)         (883)           5,014            4,850
Preferred dividends                               131           136              262              272
                                           ------------   ------------    ------------   ------------
Net earnings (loss)                          $ (1,887)     $ (1,019)        $  4,752        $   4,578
                                           ------------   ------------    ------------   ------------
                                           ------------   ------------    ------------   ------------
Common shares outstanding:
    Weighted average                            9,218         9,000            9,182            8,944
    End of period                               9,250         9,044            9,250            9,044

Net earnings (loss) per common share         $  (0.20)     $  (0.11)        $   0.52       $     0.51
                                           ------------   ------------    ------------   ------------
                                           ------------   ------------    ------------   ------------
Cash dividends per share                     $   0.24      $   0.24         $   0.48       $     0.48
                                           ------------   ------------    ------------   ------------
                                           ------------   ------------    ------------   ------------


          See Notes to Consolidated Condensed Financial Statements

                              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  Jun 30, 1996      Dec 31, 1995
                                                                  ------------      ------------
                                                                       (dollars in thousands)
                                                                    (unaudited)
                                    ASSETS
 Utility Plant, net after accumulated
    depreciation of $145,244 and $138,831                             $232,133         $ 224,093
    Construction work in progress                                       13,699            14,957
                                                                  ------------      ------------
                                                                       245,832           239,050
                                                                  ------------      ------------
 Other Assets:
    Investments                                                            765               919
    Notes receivable, less current maturities                            1,997             2,426
                                                                  ------------      ------------
                                                                         2,762             3,345
                                                                  ------------      ------------
 Current Assets:
    Cash and cash equivalents                                            3,835             2,197
    Accounts receivable, less allowance of $290
      and $425 for doubtful accounts                                    12,307            26,483
    Current maturities of notes receivable                                 694               809
    Materials, supplies and inventories                                  5,458             6,047
    Prepaid expenses and other assets                                    2,471             2,353
                                                                  ------------      ------------
                                                                        24,765            37,889
                                                                  ------------      ------------
 Deferred Charges                                                       17,389            16,614
                                                                  ------------      ------------
                                                                      $290,748         $ 296,898
                                                                  ------------      ------------
                                                                  ------------      ------------
                COMMON SHAREHOLDERS' EQUITY,
              PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
    Common stock, par value $1 per share, authorized 15,000,000
     shares, issued and outstanding 9,249,611 and 9,144,448 shares    $  9,250       $     9,144
    Additional paid-in capital                                          72,628            71,098
    Retained earnings                                                    9,621             9,297
                                                                  ------------      ------------
                                                                        91,499            89,539
                                                                  ------------      ------------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $7,103 and $7,103                                           6,851             6,851
                                                                  ------------      ------------
 Long-term Debt                                                        101,850           102,100
                                                                  ------------      ------------
 Current Liabilities:
    Notes payable                                                       16,500            32,000
    Accounts payable                                                    10,339            16,392
    Property, payroll and excise taxes                                   3,595             4,578
    Dividends and interest payable                                       4,483             4,365
    Other current liabilities                                            5,160             4,646
                                                                  ------------      ------------
                                                                        40,077            61,981
                                                                  ------------      ------------
 Deferred Credits:
    Gas cost changes                                                    24,151            10,934
    Other                                                               26,320            25,493
                                                                  ------------      ------------
                                                                        50,471            36,427
                                                                  ------------      ------------
 Commitments and Contingencies                                              --                --
                                                                  ------------      ------------
                                                                      $290,748         $ 296,898
                                                                  ------------      ------------
                                                                  ------------      ------------

                       See Notes to Consolidated Condensed Financial Statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                           -----------------------------
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

PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

     No.       Description
     --        ------------
     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule UT

b. Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION
          (Registrant)



By:                       /s/ J. D. Wessling
     ----------------------------------------------------------------
     J. D. Wessling Vice President - Finance, Chief Financial Officer

Date:     August 13, 1996