Form 10-K405
period 1996-09-30
CASCADE NATURAL GAS CORP
filed 1996-12-20
CIK 18072

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from January 1, 1996 to September 30, 1996 Commission file number: 1-7196

                           CASCADE NATURAL GAS CORPORATION

Washington                                  91-0599090
----------                                  ----------
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization               Identification No.)

222 Fairview Avenue North                   (206) 624-3900
Seattle, WA 98109                           --------------
-----------------                           (Registrant's telephone number,
(Address of principal executive office)     including area code)

             Securities registered pursuant to Section 12(b) of the Act:

Title of  Each Class                  Name of each Exchange on which Registered
--------------------                  -----------------------------------------

Common Stock, Par Value $1 per Share        New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on November 29, 1996, was $183,295,057

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                       Outstanding
Common Stock, Par Value $1 per Share        10,818,233 as of November 29, 1996

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

                           CASCADE NATURAL GAS CORPORATION
         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K
                  For the Transition Period Ended September 30, 1996

                                  Table of Contents

                                                                     Page
Number                                                               ----
------

Part I
    Item  1 - Business                                                3
    Item  2 - Properties                                             12
    Item  3 - Legal Proceedings                                      12
    Item  4 - Submission of Matters to a Vote of Security Holders    12
    Executive Officers of the Registrant                             13

Part II
    Item  5 - Market for Registrant's Common Equity and
                   Related Stockholder Matters                       14
    Item  6 - Selected Financial Data                                15
    Item  7 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               17
    Item  8 - Financial Statements and Supplementary Data            23
    Item  9 - Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure               45

Part III
    Item 10 - Directors and Executive Officers of the Registrant     46
    Item 11 - Executive Compensation                                 46
    Item 12 - Security Ownership of Certain Beneficial Owners
                   and Management                                    46
    Item 13 - Certain Relationships and Related Transactions         46

Part IV
    Item 14 - Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                               47

Signatures                                                           48

Index to Exhibits                                                    49

                                        PART I

ITEM 1. BUSINESS.

GENERAL
    Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 17% of its gas distribution revenues are from the state of Oregon.

    At September 30, 1996, there were 127,794 residential customers, 23,827 commercial customers, 320 firm industrial customers and 23 traditional interruptible customers, all of which are classified as core customers. In addition, there were 152 non-core customers. In the twelve months ended September 30, 1996, core customers provided 71% of the operating margin, while consuming 23% of the total gas deliveries. In the twelve months ended September 30, 1995, core customers accounted for 69% of the operating margin, and 24% of
the total gas deliveries.   The non-core customers (including transportation
service) provided the remaining operating margin and throughput.

    Cascade's gas supply contracts provide for annual review of gas prices for possible adjustment. To the extent that prices are changed for core customers, Cascade is able to pass the effect of such changes subject to regulatory review to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA.

    The Company is also subject to state regulation with respect to integrated resource planning and has recently filed its updated 1996 Integrated Resource Plan (IRP) with both the Washington Utilities and Transportation Commission
(WUTC) and the Oregon Public Utility Commission (OPUC). The IRP shows the Company's plan for the best set of supply and demand side resources that minimizes costs and has acceptable levels of deliverability risk over the twenty-year planning horizon. The IRP also sets forth the Company's forecast of growth in customers and volume throughput for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage. The Company's investments in cost-effective demand side resources are recoverable in rates in both Washington and Oregon.

    The IRP also sets forth the Company's supply side management plans regarding transportation capacity and gas supply acquisition over a twenty-year period. The Company develops updates of the IRP every two years. These updated documents take into account input solicited from the public and the WUTC and OPUC staffs. While the filing of the IRP with both commissions gives the Company no advance assurance that its acquisitions of pipeline transportation capacity and gas supplies will be recognized in rates, management believes that the integrated resource planning process benefits the Company by giving it the opportunity to obtain input from regulators and the public concurrently with making these important strategic decisions.

    Until the Company receives final regulatory approval of these decisions in the context of a general rate case, the Company cannot predict with certainty the extent to which the integrated resource planning process will affect its rates.

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

    Presently, baseload requirements for Cascade's core market group are provided by six major gas supply contracts with various expiration dates from 1997 through 2008 and totaling 814,830 therms per day. Approximately 82% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements with Northwest. One extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second, with The Washington Water Power Company (WWP), has a primary term ending April 30, 1998, and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract for liquefied natural gas ("LNG") storage is available through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum, renewable inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade also maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

    In addition to underground and LNG storage, Cascade has entered into contracts with two of its major industrial customers whereby each customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. One such peak shaving agreement entitles Cascade to call on 150,000 therms per day up to a seasonal total of 3,000,000 therms. This contract expires on September 30, 2015. The second peak shaving agreement, which expires on September 30, 2014, entitles Cascade to call on a maximum of up to 500,000 therms per day and up to a seasonal total of 3,000,000 therms.

    Commencing December 1995 Cascade entered into two peaking service agreements with Canadian gas suppliers. These agreements provide for a maximum daily quantity of 300,000 therms on peak and renewable inventory of 6,750,000 therms. Cascade can call upon these two service agreements any day during the peak winter months of December, January and February. These service agreements, while less reliable than firm storage service, are more flexible than baseload gas supply contracts. Both agreements allow for same day nomination and city gate delivery at a competitive cost. Each agreement has a primary term of three years ending February 1998.

    Cascade maintains a diversified portfolio of natural gas supplies. During 1996, Cascade purchased gas supplies approximately 86.3% from firm gas supply contracts, and 13.7% from 30-day spot market contracts. In addition, 606,743,000 therms of customer purchased supplies were transported across Cascade facilities.

WASHINGTON RATE SETTLEMENT

    For a description of the final settlement, in July 1996, of three rate applications filed by the Company, see "Regulatory Matters" under Item 7.

CURRENT FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

    The FERC issued an order on December 20, 1994 confirming an earlier order reallocating the direct billed gas supply take or pay contract restructuring costs among Northwest Pipeline Corporation's (Northwest) customers. The FERC order gave Cascade an obligation of $4.8 million, approximately $1.8 million above the allocation method favored by the Company. Cascade joined with others and appealed the order to the D. C. Circuit Court. It does not appear that the previous order will be overturned, and Cascade is no longer taking an active part in appealing the order. To the extent Cascade's final allocation differs from the original, it will seek to pass on the difference to its customers.

    On August 1, 1995, Northwest filed a general Section 4 rate case (RP95-409) with interim rates, subject to refund, effective February 1, 1996. This filing asks for a cost of service of $270 million. Hearings have been completed on RP95-409 and the case is awaiting briefing by the involved parties. Northwest has since filed an additional rate case (RP96-367) with a requested cost of service of $299.8 million. Interim rates, subject to refund, will be effective on March 1, 1997. This case is currently in the discovery phase and will likely go to hearing during 1997.

    On May 31, 1995 the FERC issued a Statement of Policy (PL94-4) for the rate treatment of new and existing facilities constructed by interstate natural gas pipelines. The policy concerns the question of whether to utilize a rolled in methodology or an incremental rate design. According to the Statement of Policy, the FERC will apply a presumption in favor of rolled in rates when the increase to existing customers is 5% or less, and the pipeline makes a showing of system-wide benefits. Pipelines not meeting the

5% test must show benefits proportionate to the rate impact for the presumption of rolled in rates. Although not final, this ruling will have a major influence in the rate methodology utilized in the current and future Northwest Pipeline Corporation and Pacific Gas Transmission Company rate cases.

COST OF PURCHASED GAS

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

TERRITORY SERVED AND FRANCHISES

    The population of communities served by Cascade total approximately
744,000. Cascade has all the franchises necessary for the distribution of natural gas in the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

    In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 1997 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

    Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality," below.

    Of its non-core customers, 15 accounted for approximately 16.5% of Cascade's total operating revenues for the twelve months ended September 30, 1996. Agreements with its principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on 30-days' notice. See Note 12 under Notes to Consolidated Financial Statements, for information regarding revenues from a major customer.

SEASONALITY

    Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the twelve months ended September 30, 1996, 67% of operating revenues and 105% of earnings from operations were derived from the first two quarters (October 1995 through March
1996). Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not indicative of results to be expected for the year.

COMPETITIVE CONDITIONS

    Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil and electricity for residential and commercial space heating, and electricity for water heating.

    Competition is primarily based on price. For residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has an advantage over electricity in the vast majority of its territory. In the remaining areas of its service territory served by public electric utilities with their own hydro power supply, Cascade is almost equal in cost with respect to electricity furnished by those utilities for space heating and water heating uses. Through its wholly-owned subsidiary, Cascade Land Leasing Co., the Company provides loans to customers to finance the purchase and installation of energy efficient gas appliances.

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

    During the first quarter of 1995, a claim related to environmental contamination from a former manufactured gas plant site in Oregon previously operated by a predecessor corporation of the Company was filed by the present property owner. The claim requested that the Company assume responsibility for investigation and possible cleanup of alleged contamination on the property. At this date it appears that contamination is present at the site, but there is no estimate of the extent of possible clean-up costs. To the extent the Company may be responsible for any portion of such costs, it will seek contribution from other responsible parties, recovery from its insurers and appropriate rate relief. See Note 11 under Notes to Consolidated Financial Statements. Based on information received to date, it is not aware of hazardous substances present at any of the other plant sites at levels that would require remediation.

    The Company is in the process of remediating an area that was contaminated by underground diesel and gasoline storage tanks. See Note 11 under Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES

    Capital expenditures for fiscal 1997 are budgeted at $32,000,000.
Including the 1997 budget, the Company will have spent over $165,000,000 in new plant in the five years ending in 1997, compared to $157,493,000 in the 12-year period from 1981 through 1992. Construction of the line to serve the fifth cogeneration customer on Cascade's system was completed in February 1996. The contracts for service to the five cogeneration customers are expected to yield relatively level payments over the 15 to 25 year contract lives. The contracts provide for demand charges as well as distribution charges which should recover the capital investment in the facilities and provide a return to shareholders over their term. With level payments, projected annual rates of return are low in the early years and increase significantly over time as the Company's investment is depreciated.

    The Company is currently forecasting that capital expenditures will total approximately $150,000,000 over the next five years.

NON-UTILITY SUBSIDIARIES

    Cascade has four non-utility subsidiaries, only one of which is actively engaged in business at present. This subsidiary is engaged in the financing of Cascade customers' purchases of energy-efficient appliances. The subsidiaries, which in the aggregate account for less than 5% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial condition or the results of its operations.

PERSONNEL

    At September 30, 1996, Cascade had 472 employees. Of the total employees, 220 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 1999, and thereafter until terminated by either party on sixty days notice.


OPERATING STATISTICS
 (UNAUDITED)
                                                                     12 MONTHS ENDED SEPTEMBER 30
                                                    1996           1995           1994           1993          1992
GAS DISTRIBUTION REVENUE (THOUSANDS OF DOLLARS)
    Firm
         Residential                                $62,076        $56,816        $47,011        $45,284       $34,940
         Commercial                                  55,971         54,289         46,730         46,057        37,184
         Industrial                                  11,378         13,090         11,716         10,262         8,545
    Interruptible
         Commercial                                   3,431          3,856          3,386          2,931         2,985
         Industrial                                   1,439          1,867          2,188          1,625         2,049
    Non-Core                                         33,628         47,907         70,858         67,927        56,407
                                                 ----------------------------------------------------------------------
         Total gas sales revenue                    167,923        177,825        181,889        174,086       142,110
    Transportation revenue                           16,454         10,353          6,884          6,367         5,923
                                                 ----------------------------------------------------------------------
         Total gas distribution revenue            $184,377       $188,178       $188,773       $180,453      $148,033
                                                 ----------------------------------------------------------------------
                                                 ----------------------------------------------------------------------
GAS DELIVERIES (THOUSANDS OF THERMS)
    Firm
         Residential                                101,779         93,524         83,912         86,284        66,388
         Commercial                                 103,433        101,145         95,695        101,057        82,000
         Industrial                                  24,210         27,678         27,808         26,635        22,387
    Interruptible
         Commercial                                   4,888          5,994          5,385          4,651         4,800
         Industrial                                   3,536          4,603          6,440          5,212         6,472
    Non-Core                                        194,986        258,605        297,225        264,658       271,512
                                                 ----------------------------------------------------------------------
         Total sales therms                         432,832        491,549        516,465        488,497       453,559
    Transportation deliveries                       606,743        471,657        329,840        206,801       142,901
                                                 ----------------------------------------------------------------------
         Total deliveries                         1,039,575        963,206        846,305        695,298       596,460
                                                 ----------------------------------------------------------------------
                                                 ----------------------------------------------------------------------

CUSTOMERS (MONTHLY AVERAGES)
    Firm
         Residential                                127,089        119,633        111,055        102,354        94,701
         Commercial                                  23,741         22,755         21,794         20,968        20,019
         Industrial                                     329            332            327            313           309
    Interruptible
         Commercial                                      11             17             17             17            17
         Industrial                                      14             14             14             14            17
    Non-Core                                            128             99             89             84            79
                                                 ----------------------------------------------------------------------
         Total                                      151,312        142,850        133,296        123,750       115,142
                                                 ----------------------------------------------------------------------
                                                 ----------------------------------------------------------------------
    Year-end totals                                 152,116        143,372        134,823        124,963       116,434
                                                 ----------------------------------------------------------------------
                                                 ----------------------------------------------------------------------





OPERATING STATISTICS (CONTINUED)
 (UNAUDITED)
                                                                     12 MONTHS ENDED SEPTEMBER 30
                                                   1996           1995           1994           1993          1992
AVERAGE ANNUAL USE PER CUSTOMER (THERMS)
         Residential                                    801            782            756            843           701
         Commercial-firm                              4,357          4,445          4,391          4,820         4,096
AVERAGE ANNUAL REVENUE PER CUSTOMER
         Residential                                   $488           $475           $423           $442          $369
         Commercial-firm                             $2,358         $2,386         $2,144         $2,197        $1,857
AVERAGE RATE PER THERM
    Firm
         Residential                                $0.6099        $0.6075        $0.5603        $0.5248       $0.5263
         Commercial                                 $0.5411        $0.5367        $0.4883        $0.4558       $0.4535
         Industrial                                 $0.4700        $0.4729        $0.4213        $0.3853       $0.3817
    Interruptible
         Commercial (excluding facilities charges)  $0.4384        $0.4051        $0.3586        $0.3174       $0.3188
         Industrial                                 $0.4070        $0.4056        $0.3398        $0.3118       $0.3166
    Non-Core                                        $0.1725        $0.1853        $0.2384        $0.2567       $0.2078
    Transportation                                  $0.0271        $0.0220        $0.0209        $0.0308       $0.0414

AVERAGE COST PER THERM FOR GAS PURCHASED            $0.2262        $0.2309        $0.2647        $0.2312       $0.1990

HEATING DEGREE DAYS
    System average (30-year average - 5,675)          5,620          5,607          5,301          6,129         4,894

MAXIMUM DAY SEND OUT
     (1,000 therms) including transportation          4,863          3,955          3,341          3,134         2,504

AVERAGE DAILY SEND OUT
     (1,000 therms) including transportation          2,883          2,661          2,327          1,952         1,660

EMPLOYEES AT END OF YEAR                                472            471            473            465           463


ITEM 2. PROPERTIES.

    At September 30, 1996, Cascade's utility plant investments included approximately 3,952 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches and 2,508 miles of service lines.

    The distribution and transmission mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

    Cascade owns at present twenty two buildings used for operations, office space and warehousing in Washington and eight such buildings in Oregon. It occupies an additional five commercial offices and maintains 34 pay stations in communities throughout its operating territory. Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade's present and anticipated needs. All facilities are substantially utilized.



ITEM 3. LEGAL PROCEEDINGS.


    See Item 1, Business, under "Environmental".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company, as of December 1, 1996, are as follows:

                                                                     Year
                                                                     Became
Name                         Office                        Age       Officer
--------------------------------------------------------------------------------

W. Brian Matsuyama      Chairman of the Board and
                        Chief Executive Officer            50        1987

Ralph E. Boyd           President and Chief
                        Operating Officer                  59        1988

Jon T. Stoltz           Senior Vice President -
                        Planning and Rates                 49        1981

Larry E. Anderson       Vice President -
                        Operations                         48        1995

O. LeRoy Beaudry        Vice President -
                        Consumer and Public Affairs        58        1981

King C. Oberg           Vice President -
                        Gas Supply                         55        1993

Calvin R. Steele        Vice President -
                        Information Technology             57        1991

J. D. Wessling          Vice President - Finance, and
                        Chief Financial Officer            53        1995

James E. Haug           Treasurer and Chief
                        Accounting Officer                 47        1981

Larry C. Rosok          Corporate Secretary and
                        Personnel Director                 40        1995

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

    J. D. Wessling was employed by the Company on January 6, 1994 as Director-Finance. From 1989 through 1993, he was chief financial officer for a retail drug chain based in Phoenix, Arizona. From 1986 to 1989, he was chief financial officer of a computer distribution company. Prior to that, Mr. Wessling spent twelve years in the oil and gas industry, seven of which were with Atlantic Richfield Company where he held various financial positions.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

                          1996                         1995
    Quarter         High        Low              High        Low

    First          16-5/8       15               14-7/8     13-1/4
    Second         16           13-3/8           15         13-1/2
    Third          16-1/2       13-3/4           15-1/2     13-1/2
    Fourth                                       17-3/8     14-5/8

    At November 29, 1996, there were approximately 10,836 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

              Quarter        1996           1995

              First          $.24           $.24
              Second         $.24           $.24
              Third          $.24           $.24
              Fourth                        $.24

ITEM 6. SELECTED FINANCIAL DATA.


(dollars in thousands except per share data)
                                              Nine Months
                                              Ended Sep 30                 Twelve Months Ended December 31
                                              ------------      ---------------------------------------------------
                                                 1996           1995           1994           1993             1992
STATEMENTS OF OPERATIONS:

 Operating Revenues:
    Gas Sales                                    $  114,548     $  171,254     $  185,341     $  179,979    $  145,889
    Transportation Revenue                           12,973         11,300          6,871          7,087         6,423
    Other Operating Income                              144            190            198            388           154
                                              -------------    -----------    -----------    -----------   -----------
                                                    127,665        182,744        192,410        187,454       152,466
 Less:  Gas Purchases                                69,679        102,858        118,083        113,500        90,320
        Revenue Taxes                                 8,420         11,480         11,500         11,095         8,997
                                              -------------    -----------    -----------    -----------   -----------
 Operating Margin                                    49,566         68,406         62,827         62,859        53,149
                                              -------------    -----------    -----------    -----------   -----------
 Cost of Operations:
    Operating expenses                               25,058         30,818         30,202         27,856        25,576
    Depreciation and amortization                     9,362         11,733         10,921          9,964         9,175
    Property and payroll taxes                        3,181          4,051          4,039          3,757         3,516
                                              -------------    -----------    -----------    -----------   -----------
                                                     37,601         46,602         45,162         41,577        38,267
                                              -------------    -----------    -----------    -----------   -----------
 Earnings From Operations                            11,965         21,804         17,665         21,282        14,882
                                              -------------    -----------    -----------    -----------   -----------
 Nonoperating Expense (Income):
    Interest                                          7,459          9,938          8,090          7,038         7,478
    Interest charged to construction                  (569)          (394)          (203)          (323)          (218)
                                              -------------    -----------    -----------    -----------   -----------
                                                      6,890          9,544          7,887          6,715         7,260
    Amortization of debt issuance expense               459            606            593            562           402
    Other                                               (2)          (586)           (80)          (113)          (440)
                                              -------------    -----------    -----------    -----------   -----------
                                                      7,347          9,564          8,400          7,164         7,222
                                              -------------    -----------    -----------    -----------   -----------
 Earnings Before Income Taxes and Cumulative
    Effect of change in accounting method             4,618         12,240          9,265         14,118         7,660
 Income Taxes                                         1,606          4,508          3,505          5,224         2,817
                                              -------------    -----------    -----------    -----------   -----------

 Earnings Before Cumulative Effect of Change
    in Accounting Method                              3,012          7,732          5,760          8,894         4,843
 Cumulative effect of change
        accounting method                                 -              -              -            209             -
                                              -------------    -----------    -----------    -----------   -----------
 Earnings Before Preferred Dividends                  3,012          7,732          5,760          9,103         4,843
 Preferred Dividends                                    393            539            558            580           595
                                              -------------    -----------    -----------    -----------   -----------
 Net Earnings                                      $  2,619       $  7,193       $  5,202       $  8,523      $  4,248
                                              -------------    -----------    -----------    -----------   -----------
                                              -------------    -----------    -----------    -----------   -----------

 Common Stock Outstanding
  (thousands of shares):
    End of year                                      10,787          9,144          8,912          8,566         7,614
    Average                                           9,266          8,997          8,707          7,915         6,681

 Earnings per Common Share
    Before cumulative effect of change
         in accounting method                       $  0.28        $  0.80        $  0.60        $  1.05       $  0.64
    Cumulative effect of change
         in accounting method                             -              -              -           0.03           -
                                              -------------    -----------    -----------    -----------   -----------
 Net Earnings per Common Share                      $  0.28        $  0.80        $  0.60        $  1.08       $  0.64
                                              -------------    -----------    -----------    -----------   -----------
                                              -------------    -----------    -----------    -----------   -----------




ITEM 6. SELECTED FINANCIAL DATA. (CONTINUED)

(dollars in thousands except per share data)
                                                   Sep 30                           At December 31
                                                                ------------------------------------------------------
                                                    1996          1995           1994           1993          1992

RETAINED EARNINGS:
    Beginning of the year                         $   9,297      $  10,806      $  14,076      $  13,455     $  15,655
    Net earnings after preferred dividends            2,619          7,193          5,202          8,523         4,248
    Common dividends                                (7,015)        (8,702)        (8,472)        (7,902)       (6,448)
                                                 ----------     ----------     ----------     ----------    ----------
    End of the year                               $   4,901      $   9,297      $  10,806      $  14,076     $  13,455
                                                 ----------     ----------     ----------     ----------    ----------
                                                 ----------     ----------     ----------     ----------    ----------

CAPITAL STRUCTURE:
    Common shareholders' equity                   $ 109,126      $  89,539      $  87,710      $  85,702     $  69,199
    Redeemable preferred stocks                       6,851          6,851          7,217          7,528         7,951
                                                 ----------     ----------     ----------     ----------    ----------

    Debt:
         Long-term debt                             101,850        102,100        100,000         87,000        74,677
         Notes Payable                                    -         32,000         14,501         13,502        13,000
         Current maturities of long-term debt             -              -          5,000              -           -
                                                 ----------     ----------     ----------     ----------    ----------
                                                    101,850        134,100        119,501        100,502        87,677
                                                 ----------     ----------     ----------     ----------    ----------

    Total capital                                $  217,827     $  230,490     $  214,428     $  193,732    $  164,827
                                                 ----------     ----------     ----------     ----------    ----------
                                                 ----------     ----------     ----------     ----------    ----------
FINANCIAL RATIOS:
    Return on common shareholders' equity             7.88%          8.12%          6.00%         11.00%          6.72%

    Common stock dividend payout ratio                 257%           120%           161%            87%           146%

    Dividends paid in cash per common share         $  0.72        $  0.96        $  0.96        $  0.94       $  0.93

    Fixed charge coverage
     (before income tax deduction):
         Times interest earned                         2.17           2.16           2.07           2.86          1.97
         Times interest and preferred
           dividends earned                            2.01           2.00           1.87           2.55          1.76

    Book value per year-end share
      of common stock                              $  10.12        $  9.79        $  9.84       $  10.00       $  9.09

UTILITY PLANT:
    Utility plant - end of year                  $  383,771     $  362,924     $  333,863     $  315,297    $  283,871
    Accumulated depreciation                        147,599        138,831        127,806        117,925       109,184
                                                 ----------     ----------     ----------     ----------    ----------
    Net plant                                    $  236,172     $  224,093     $  206,057     $  197,372    $  174,687
                                                 ----------     ----------     ----------     ----------    ----------
                                                 ----------     ----------     ----------     ----------    ----------

    Construction expenditures                     $  26,053      $  37,637      $  27,251      $  32,990     $  35,335
                                                 ----------     ----------     ----------     ----------    ----------
                                                 ----------     ----------     ----------     ----------    ----------
    Total assets                                 $  296,381     $  296,898     $  273,090     $  252,690    $  224,685
                                                 ----------     ----------     ----------     ----------    ----------
                                                 ----------     ----------     ----------     ----------    ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    Cascade changed its year end to September 30 this year. The new year end allows reporting of a fall-winter heating season (October through March) in a single fiscal year, which management believes is more meaningful reporting than separating a heating season into two years. The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the 12-month periods ended September 30, 1996, 1995, and 1994.

EARNINGS AND DIVIDENDS

    Consolidated company results for the three periods were:

                                             12 MONTHS ENDED SEPTEMBER 30
                                              1996         1995      1994
STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES
    Gas sales                                 $167,923    $177,825    $181,889
    Transportation revenue                      16,454      10,353       6,884
    Other operating income                         195         192         253
                                             ----------------------------------
                                               184,572     188,370     189,026
Less Gas purchases                             101,299     108,600     116,360
    Revenue taxes                               11,692      11,682      11,226
                                             ----------------------------------
OPERATING MARGIN                                71,581      68,088      61,440
                                             ----------------------------------
COST OF OPERATIONS
    Operating expenses                          32,776      30,456      29,661
    Depreciation and amortization               12,389      12,141      10,690
    Property and payroll taxes                   4,115       3,986       3,994
                                             ----------------------------------
                                                49,280      46,583      44,345
                                             ----------------------------------
    Earnings from operations                    22,301      21,505      17,095
                                             ----------------------------------
NONOPERATING EXPENSE (INCOME)
    Interest                                    10,101       9,632       7,540
    Interest charged to construction             (753)       (292)       (178)
                                             ----------------------------------
                                                 9,348       9,340       7,362
    Amortization of debt issuance expense          612         603         587
    Other                                        (142)       (115)       (657)
                                             ----------------------------------
                                                 9,818       9,828       7,292
                                             ----------------------------------

EARNINGS BEFORE INCOME TAXES                    12,483      11,677       9,803
INCOME TAXES                                     4,272       4,590       3,452
                                             ----------------------------------

EARNINGS BEFORE PREFERRED DIVIDENDS              8,211       7,087       6,351
PREFERRED DIVIDENDS                                524         544         562
                                             ----------------------------------
NET EARNINGS                                    $7,687      $6,543      $5,789
                                             ----------------------------------
                                             ----------------------------------

COMMON STOCK OUTSTANDING (THOUSANDS OF
 SHARES)
    End of year                                 10,787       9,098       8,851
    Average                                      9,204       8,936       8,624

NET EARNINGS PER COMMON SHARE                    $0.84       $0.73       $0.67
                                             ----------------------------------
                                             ----------------------------------

    Per share results for the twelve months ended September 30, 1996 were 15.1% greater than 1995 because of increased operating margin. Earnings for 1996 were negatively affected $0.10 per share due to a third quarter (ended June 30, 1996) charge against income for unrecovered gas costs and valuation adjustments to non-utility assets. Earnings were also negatively affected $0.02 per share by one time expenses related to the change in year end. Per share net earnings for 1995 were greater than 1994 by 9% due to improved operating margins.

RESIDENTIAL AND COMMERCIAL OPERATING MARGIN

    An 8,442 increase in the number of residential and commercial customers, combined with somewhat colder weather in the twelve months ended September 30, 1996, contributed to a $4.0 million increase in core operating margin.

Operating Margins
(dollars in thousands)
--------------------------------------------------------------------------------
                                                     Twelve Months Ended
                                                          September 30
                                               ---------------------------------
                                                 1996        1995        1994
                                               ---------------------------------
Degree Days                                      5,620       5,607       5,301
--------------------------------------------------------------------------------
Average Customers
  Residential                                  127,089     119,633     111,055
  Commercial                                    23,741      22,755      21,794
--------------------------------------------------------------------------------
Consumption Per Customer (therms)
  Residential                                      801         782         756
  Commercial                                     4,357       4,445       4,391
--------------------------------------------------------------------------------
Margin
  Residential                                $  26,100   $  23,586   $  20,795
  Commercial                                 $  19,794   $  18,255   $  16,753
--------------------------------------------------------------------------------


    The twelve month period ending September 30, 1995 was 6% colder than the twelve month period ending September 30, 1994 which, along with an increase of 9,540 residential and commercial customers contributed to increased core margin of $4.3 million. Degree days in the 1995 period were essentially normal.

INDUSTRIAL AND NON-CORE OPERATING MARGIN

    Industrial and non-core operating margin was $25.7 million, $26.2 million, and $23.9 million, in the twelve month periods ended September 30, 1996, 1995, and 1994, respectively.

    Operating margin was affected by the June 1996 charge of $1.2 million to establish a reserve for unrecovered gas costs. The reserve resulted from management's determination that such costs are appropriately recoverable through non-core gas commodity sales, which are dependent on future competitive conditions for large volume supplies, rather than from the more certain source of recovery through rates charged to core customers. Excluding the effect of the one time charge, industrial and non-core margin increased by 3% from the twelve months ended September 30, 1995. This was primarily due to the addition of a new cogeneration customer in April 1996 and a full year's operating margin from a cogeneration customer that commenced June 1995, as well as increased consumption by refinery customers. Partially offsetting the increases was a margin reduction from cogeneration curtailment due to the significant availability of competing hydropower. There were also decreases in consumption by forest products and agricultural customers and the shift of certain customers to special contracts with lower distribution service rates.

    In the twelve months ended September 30, 1995, operating margin from the industrial non-core market increased of $2.3 million as the result of a cogeneration customer starting in April 1994 and the above mentioned start up in June 1995 of a new cogeneration plant.

OPERATING EXPENSES

    Operating expenses were $32.8 million, $30.5 million, and $29.7 million for the twelve month periods ended September 30, 1996, 1995, and 1994, respectively.

    Operating expenses, approximately 70% of which are payroll and benefits costs, increased over the 1995 period by $2.3 million, or 7.6%. Retirement plans expense increased $700,000 due to recognizing Washington retiree medical benefits formerly deferred, and changes in interest rate assumptions that affected actuarial calculations and resulted in higher expense for fiscal 1996. At this time, it appears the interest rate assumption for fiscal year 1997 will be the same as that used in 1996. Salary and wage increases amounted to $700,000, or 3.4%. Almost $300,000 of this increase was due to accruals for vacation earned but not used prior to the new fiscal year end. There were also increases in purchased services for legal, accounting and other consulting, $48,000 of which were one time expenses related to the change in year end. Mitigating the expense increase was a stable number of employees serving an increasing number of customers. Another moderating factor was the increase in payroll capitalized due to increased construction activity.

    Operating expenses increased 2.7% in the 1995 period compared to 1994. There were no changes in the number of employees and benefits costs were not affected by interest rate changes.

DEPRECIATION AND AMORTIZATION, PROPERTY AND PAYROLL TAXES

    Depreciation and amortization were up 2% in the twelve month period ended September 30, 1996 over the 1995 period. The moderate increase was due to a build up of construction in progress resulting from the facilities for a new cogeneration customer and expansion of facilities in western Washington. Property and payroll taxes increased 3% in 1996 over 1995 consistent with increased plant in service. Taxes in 1995 were essentially unchanged from 1994 due to 1990 voter mandated reductions in property tax rates in Oregon.

INTEREST EXPENSE AND OTHER

    Total interest expense in the twelve months ended September 30, 1996 was virtually unchanged from interest expense incurred in the 1995 period. Average short-term borrowings were higher in 1996 resulting in higher interest expense of $400,000 and interest on deferred gas cost savings increased $576,000 due to increased balances. Offsetting the increases was a reduction of interest attributable to a decrease in long-term debt of $3.1 million reflecting a decrease in appliance loans held by Cascade Land Leasing, a subsidiary. Other expense includes charges of $333,000 in fiscal 1996 and $700,000 in fiscal 1995 for revaluation of certain assets held for sale and a reduction in interest income from appliance loans.

    Total interest expense and other in the 1995 period increased $2.5 million. The increase is the result of issuing $18 million of additional long-term debt in October 1994 plus accrued interest on deferred gas cost reductions and discontinuance of interest rate swaps amortized over the term of the underlying debt agreement.


                            LIQUIDITY AND CAPITAL RESOURCES

    In August, 1996, Cascade issued 1,487,700 additional shares of common stock in an underwritten public offering. The offering netted $21.6 million in proceeds which were used to pay down short-term debt of $17.5 million. The remainder was invested in short-term securities. Equity capital of $2.4 million was also raised from issuance of shares to participants in the Company's 401(k) plan and its Dividend Reinvestment Plan.

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary has a $5 million five-year revolving credit facility used for non-regulated business, and at September 30, 1996, $1.85 million was outstanding. The Company also has $25 million of uncommitted lines from three banks.

    Longer term financing is provided by a Medium-Term Note program with $100 million outstanding at September 30, 1996, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

CAPITAL EXPENDITURES


                                                     Twelve Months Ended
 (dollars in thousands)                                   September 30
                                             ----------------------------------
                                                  1996        1995       1994
                                             ----------------------------------
 Capital Expenditures                        $  41,106   $  30,947  $  27,530
                                             ----------------------------------
 Operating Cash Flow                         $  45,176   $  23,883  $  11,193

 Dividends Paid                                 (8,636)     (8,176)    (8,038)
 Redemption of Preferred                          (345)       (301)      (438)
                                             ----------------------------------
 Available Cash Flow                         $  36,195   $  15,406   $  2,717
                                             ----------------------------------
                                             ----------------------------------
 Internally Funded Expenditures                  88.05%      49.78%      9.87%


    Primarily because of two large projects, one for facilities for a new cogeneration customer and one for enhancement of facilities in western Washington, capital spending was at a record level in fiscal 1996. Internally generated cash flow increased in 1996 as well in large part due to lower gas costs and an increase in accounts payable and accrued expenses. Accounts payable increased due to timing of gas cost payments. A portion of lower deferred gas costs is being refunded to core customers starting August 1996 which will reduce available cash flow going forward. Budgeted capital expenditures for 1997 will approximate $32 million and are expected to be financed 30% to 40% from operating cash flow net of common and preferred dividends. Over the next five years it is expected that capital expenditures will be approximately $150 million.

                                  REGULATORY MATTERS

    On July 22, 1996, the WUTC issued its final order reflecting the terms of a negotiated settlement among the Company, the WUTC staff, the Public Counsel for the State of Washington, and the Northwest Industrial Gas Users, of three separate rate applications filed by the Company in 1995 and 1996. The new rates were effective August 1, 1996. The order approves the first general rate increase in the State of Washington by the Company since 1986, estimated to increase revenues by approximately $3.8 million in the first year. Offsetting the general rate increase for the first four years are technical credits for core customers amounting to approximately $263,000 per year. Other elements of the approved settlement include: (i) increases in monthly customer service charges to core customers by $1.00 on August 1 in each of 1997 and 1998, offset by simultaneous decreases in charges to non-core customers; (ii) the refund to core customers of deferred gas cost reductions estimated to be $1.4 million annually for four years, and the refund of an additional $13 million in deferred gas cost savings plus accrued interest beginning in four years, neither of which will have an effect on the Company's earnings; (iii) an agreement by the Company not to apply for another general rate increase for at least three years from August 1, 1996; and (iv) the Company's commitment to prepare a plan to reduce meter reading and billing expense.

    Concurrent with the August 1, 1996, effective date of new Washington rates, Cascade commenced the amortization of deferred postretirement benefits other than pensions (PBOP). Consistent with the WUTC's policy statement issued in 1992 regarding these costs, PBOP expenses attributable to Washington operations in excess of amounts previously charged on a "pay-as-you-go" basis have been deferred since 1993. The amount of the incremental expense, including amortization, will be approximately $1.5 million per year. Amortization will be completed at December 31, 2002.

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

                               NINE MONTHS COMPARISON

    The following nine-month comparison is presented because of the change in 1996 of the Company's fiscal year from a calendar year to a year ending September 30.

                                         Nine Months Ended September 30
                                               1996         1995
                                              audited     unaudited
                                              -------     ---------
                                  (dollars in thousands except per share data)
         Operating Revenue                   $ 127,665   $ 125,837
         Operating Margin                       49,566      46,391
         Cost of Operations                     37,601      34,922
         Nonoperating Expense                    7,347       7,094
         Net Earnings                            2,619       2,125
         Earnings Per Share                    $  0.28     $  0.24

    Nine month earnings ended September 30, 1996 were negatively affected by several factors: 1) the after tax charge against income of $753,000 to establish a reserve for unrecovered gas costs; 2) after tax charges of $216,000 for revaluation of non regulated assets; 3) after tax accruals of $215,000 as a result of the change in year end; and 4) an after tax expense increase of $234,000 primarily for actuarial changes in interest rate assumptions for the retirement plans. Additionally, there was $81,000 of after tax expense related to the amortization of Washington deferred postretirement medical cost which commenced with the Washington general rate case order.

 ------------------------------------------------------------------------------

                              FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include its ability to successfully implement internal performance goals, competition from alternative forms of energy, the effects of state and federal regulation, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including rate relief to recover increased capital and operating costs, the weather, competition, exposure to environmental cleanup requirements, general economic conditions and specific economic conditions in the Company's service area.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT

Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 1996, and December 31, 1995, and the related consolidated statements of net earnings, common shareholders' equity, and cash flows for the nine months ended September 30, 1996, and each of the two years in the period ended December 31, 1995.
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1996, and December 31, 1995, and the results of their operations and their cash flows for the nine months ended September 30, 1996, and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



November 1, 1996

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET EARNINGS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               NINE MONTHS ENDED         YEARS ENDED
                                                 SEPTEMBER 30            DECEMBER 31
                                                     1996           1995           1994
                                                   (NOTE 2)

OPERATING REVENUES
   Gas sales                                      $  114,548     $  171,254     $  185,341
   Transportation revenue                             12,973         11,300          6,871
   Other operating income                                144            190            198
                                                  -----------    -----------    -----------
                                                     127,665        182,744        192,410
   Less
       Gas purchases                                  69,679        102,858        118,083
       Revenue taxes                                   8,420         11,480         11,500
                                                  -----------    -----------    -----------
OPERATING MARGIN                                      49,566         68,406         62,827
                                                  -----------    -----------    -----------

COST OF OPERATIONS
   Operating expenses                                 25,058         30,818         30,202
   Depreciation and amortization                       9,362         11,733         10,921
   Property and payroll taxes                          3,181          4,051          4,039
                                                  -----------    -----------    -----------
                                                      37,601         46,602         45,162
                                                  -----------    -----------    -----------
   Earnings from operations                           11,965         21,804         17,665
                                                  -----------    -----------    -----------
NONOPERATING EXPENSE (INCOME)
   Interest                                            7,459          9,938          8,090
   Interest charged to construction                     (569)          (394)          (203)
                                                  -----------    -----------    -----------
                                                       6,890          9,544          7,887
   Amortization of debt issuance expense                 459            606            593
   Other                                                  (2)          (586)           (80)
                                                  -----------    -----------    -----------
                                                       7,347          9,564          8,400
                                                  -----------    -----------    -----------

EARNINGS BEFORE INCOME TAXES                           4,618         12,240          9,265

INCOME TAXES                                           1,606          4,508          3,505
                                                  -----------    -----------    -----------
EARNINGS BEFORE PREFERRED DIVIDENDS                    3,012          7,732          5,760

PREFERRED DIVIDENDS                                      393            539            558
                                                  -----------    -----------    -----------
NET EARNINGS                                        $  2,619       $  7,193       $  5,202
                                                  -----------    -----------    -----------
NET EARNINGS PER COMMON SHARE                        $  0.28        $  0.80        $  0.60
                                                  -----------    -----------    -----------
AVERAGE SHARES OUTSTANDING                             9,266          8,997          8,707
                                                  -----------    -----------    -----------

See notes to consolidated financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS)

ASSETS                                           SEPTEMBER 30      DECEMBER 31
                                                     1996             1995

UTILITY PLANT   (Note 3)                          $  383,771         $362,924
     Less accumulated depreciation                   147,599          138,831
                                                  -----------      -----------
                                                     236,172          224,093
     Construction work in progress                    19,497           14,957
                                                  -----------      -----------
                                                     255,669          239,050
                                                  -----------      -----------

OTHER ASSETS
     Investments in non utility property                 667              919
     Notes receivable, less current maturities         1,777            2,426
                                                  -----------      -----------
                                                       2,444            3,345
                                                  -----------      -----------

CURRENT ASSETS
     Cash and cash equivalents                           543            2,197
     Accounts receivable, less allowance of
       $439 and $425 for doubtful accounts            11,646           26,483
     Current maturities of notes receivable              631              809
     Materials, supplies, and inventories              6,063            6,047
     Prepaid expenses and other assets                 5,723            2,353
                                                  -----------      -----------
                                                      24,606           37,889
                                                  -----------      -----------

DEFERRED CHARGES                                      13,662           16,614

                                                  -----------      -----------
                                                  $  296,381       $  296,898
                                                  -----------      -----------
                                                  -----------      -----------

See notes to consolidated financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


COMMON SHAREHOLDERS' EQUITY,
PREFERRED STOCKS, AND LIABILITIES                     SEPTEMBER 30  DECEMBER 31
                                                          1996         1995

COMMON SHAREHOLDERS' EQUITY
     Common stock, par value $1 per share (Note 5)
        Authorized, 15,000,000 shares; issued and
        outstanding, 10,786,585 and 9,144,448 shares   $   10,787  $    9,144
     Additional paid-in capital                            93,438      71,098
     Retained earnings                                      4,901       9,297
                                                       ----------- -----------
                                                          109,126      89,539
                                                       ----------- -----------


REDEEMABLE PREFERRED STOCKS,   (Note 4)
     aggregate redemption amount of $7,097 and $7,103       6,851       6,851
                                                       ----------- -----------


LONG-TERM DEBT   (Note 7)                                 101,850     102,100
                                                       ----------- -----------

CURRENT LIABILITIES
     Notes payable (Note 6)                                    --      32,000
     Accounts payable                                      17,599      16,392
     Property, payroll, and excise taxes                    3,113       4,578
     Dividends and interest payable                         6,570       4,365
     Other current liabilities                              2,931       4,646
                                                       ----------- -----------
                                                           30,213      61,981
                                                       ----------- -----------

DEFERRED CREDITS
     Gas cost changes                                      21,578      10,934
     Income taxes (Note 8)                                 16,184      16,461
     Investment tax credits                                 3,031       3,207
     Other                                                  7,548       5,825
                                                       ----------- -----------
                                                           48,341      36,427
                                                       ----------- -----------

COMMITMENTS AND CONTINGENCIES   (Notes 10 and 11)             -           -
                                                       ----------- -----------
                                                       $  296,381  $  296,898
                                                       ----------- -----------
                                                       ----------- -----------


See notes to consolidated financial statements

                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                         COMMON STOCK               ADDITIONAL         RETAINED
                                                                   SHARES           PAR VALUE     PAID-IN CAPITAL      EARNINGS
BALANCE, DECEMBER 31, 1993                                        8,566,374          $  8,566        $  63,060          $14,076

    Common stock issued:
        Employee savings plan and
            retirement trust (401(k))                                48,959                49              690
        Director stock award plan                                     1,200                 1               18
        Dividend reinvestment plan                                  295,128               296            4,222
    Redemption of preferred stock                                                                            2
    Cash dividends:

        Common stock, $.96 per share                                                                                     (8,472)
        Preferred stock, senior, $.55 per share                                                                             (87)
        7.85% cumulative preferred stock,
            $7.85 per share                                                                                                (471)
    Earnings before preferred dividends                                                                                   5,760
                                                                 ----------        ----------       ----------       ----------
BALANCE, DECEMBER 31, 1994                                        8,911,661             8,912           67,992           10,806

    Common stock issued:
        Employee savings plan and
            retirement trust (401(k))                                50,373                50              677
        Director stock award plan                                     1,200                 1               15
        Dividend reinvestment plan                                  181,214               181            2,409
    Redemption of preferred stock                                                                            5
    Cash dividends:
        Common stock, $.96 per share                                                                                     (8,702)
        Preferred stock, senior, $.55 per share                                                                             (68)
        7.85% cumulative preferred stock,
            $7.85 per share                                                                                                (471)
    Earnings before preferred dividends                                                                                   7,732
                                                                 ----------        ----------       ----------       ----------
BALANCE, DECEMBER 31, 1995                                        9,144,448             9,144           71,098            9,297

    Common stock issued:
        Public offering                                           1,487,700             1,488           20,108
        Employee savings plan and
            retirement trust (401(k))                                33,893                34              492
        Director stock award plan                                     1,800                 2               26
        Dividend reinvestment plan                                  118,744               119            1,714
    Cash dividends:
        Common stock, $.96 per share                                                                                     (7,015)
        Preferred stock, senior, $.55 per share                                                                             (40)
        7.85% cumulative preferred stock,
            $7.85 per share                                                                                                (353)
    Earnings before preferred dividends                                                                                   3,012
                                                                 ----------        ----------       ----------       ----------
BALANCE, SEPTEMBER 30, 1996                                      10,786,585           $10,787        $  93,438         $  4,901
                                                                 ----------        ----------       ----------       ----------
                                                                 ----------        ----------       ----------       ----------


See notes to consolidated financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED              YEARS ENDED
                                                                              SEPTEMBER 30                 DECEMBER 31
                                                                                  1996                1995             1994
OPERATING ACTIVITIES
   Earnings before preferred dividends                                           $  3,012           $  7,732         $  5,760
   Adjustments to reconcile earnings before preferred dividends to net cash provided by operating activities:
      Depreciation                                                                  9,362             12,131           11,239
      Write-down of assets                                                            154                  -              700
      Amortization of gas cost changes                                              1,308              3,508           (3,361)
      Increase (decrease) in deferred income taxes                                   (276)             1,079            1,674
      Decrease in deferred investment tax credits                                    (175)              (265)            (275)
      Cash provided (used) by changes in operating assets and liabilities:
         Accounts receivable                                                       14,835              2,400           (2,346)
         Income taxes                                                              (2,905)               105             (476)
         Inventories                                                                  481                201              34
         Gas cost changes                                                           9,336              2,226           4,993
         Deferred items                                                             4,345             (4,144)            (662)
         Accounts payable and accrued expenses                                        281              1,560           (3,661)
         Prepaid expenses and other assets                                           (512)            (1,111)            (725)
         Other                                                                        (16)              (399)             (43)
                                                                              ------------       ------------     ------------
   Net cash provided by operating activities                                       39,230             25,023           12,851
                                                                              ------------       ------------     ------------

INVESTING ACTIVITIES
   Capital expenditures                                                           (26,053)           (37,637)         (27,251)
   New consumer loans                                                                (666)            (1,243)          (1,393)
   Receipts on consumer loans                                                       1,511              2,277            2,580
   Purchase of securities available for sale                                         -                (4,107)          (1,502)
   Proceeds from securities available for sale                                       -                 5,605              752
                                                                              ------------       ------------     ------------
   Net cash used by investing activities                                          (25,208)           (35,105)         (26,814)
                                                                              ------------       ------------     ------------

FINANCING ACTIVITIES
   Issuance of common stock                                                        23,155              2,293            4,400
   Redemption of preferred stock                                                       --               (362)            (309)
   Proceeds from long-term debt, net                                                   --              2,100           17,838
   Repayment of long-term debt                                                       (250)            (5,000)              --
   Proceeds from (repayment of) notes payable, net                                (32,000)            17,499              999
   Dividends paid                                                                  (6,581)            (8,200)          (8,154)
                                                                              ------------       ------------     ------------
   Net cash provided (used) by financing activities                               (15,676)             8,330           14,774
                                                                              ------------       ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,654)            (1,752)             811

CASH AND CASH EQUIVALENTS
   Beginning of year                                                                2,197              3,949           3,138
                                                                              ------------       ------------     ------------
   End of year                                                                   $    543           $  2,197        $  3,949
                                                                              ------------       ------------     ------------

                                                                              ------------       ------------     ------------

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amounts capitalized)                                      $  6,890           $  8,597        $  7,381
      Income taxes                                                               $  1,606           $  2,786        $  2,567

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Cascade Natural Gas Corporation (the Company) is a local distribution company
(LDC) engaged in the distribution of natural gas. The Company's service territory consists primarily of towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho border in eastern Oregon.

As of September 30, 1996, the Company had approximately 152,000 core customers and 152 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 21% of gas deliveries and 70% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will
tend to reduce gas consumption.   Over the longer term, these fluctuations tend
to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is derived only from this distribution service. The principal industrial activities of its customers include the processing of forest products, production of chemicals, refining of crude oil, production of aluminum, generation of electricity, and processing of food.

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

CHANGE IN YEAR END: Beginning in 1996, the Company changed its fiscal year end to September 30 to include the fall-winter heating season within a single financial reporting period. As a result of this change, the reporting period for 1996, unless otherwise noted, is the nine months ended September 30, 1996. The period ended September 30, 1996 is not indicative of a full year.

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

MATERIALS, SUPPLIES AND INVENTORIES: Materials and supplies for construction and maintenance are recorded at cost. Inventories of natural gas are stated at the lower of average cost or market.

DEFERRED CHARGES: Deferred charges consist primarily of debt issuance costs and deferrals of postretirement health care expenses (Note 9). Debt issuance costs are amortized over the lives of the related issues. Redemption costs relating to refinanced debt are amortized over the life of the new debt issuance.

REVENUE RECOGNITION: The Company accrues estimated revenues for gas delivered but not billed to residential and commercial customers from the meter reading dates to month end.

GAS COST CHANGES: Gas cost changes consist primarily of the effects of net decreases in purchased gas costs which have not yet been reflected in rates charged to customers. The effects of changes that are not tracked on a concurrent basis are deferred and amortized over a future period through a temporary rate change schedule. Amortization is subject to approval by the regulatory agencies, and amortization periods are generally one to four years.

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

NOTE 3 - UTILITY PLANT

Utility plant consists of the following components:

                                  SEPTEMBER 30     DECEMBER 31
(DOLLARS IN THOUSANDS)                1996            1995
-------------------------------------------------------------

 Distribution plant                $  332,094      $ 311,624
 Transmission plant                    14,086         14,086
 Production plant                       1,053          1,053
 General plant                         30,999         30,622
 Intangible plant                         212            212
 Nondepreciable plant                   5,327          5,327
                                  ------------   ------------
                                   $  383,771     $  362,924


NOTE 4 - REDEEMABLE PREFERRED STOCKS

                                             SEPTEMBER 30, 1996          DECEMBER 31, 1995        DECEMBER 31, 1994
 (DOLLARS IN THOUSANDS)                      SHARES        AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT
----------------------------------------------------------------------------------------------------------------------

7.85% cumulative, $1.00 par value             60,000     $  6,000       60,000     $  6,000       60,000     $  6,000
$.55 cumulative senior, series A, B,
     and C, without par value:
          Beginning of year                   96,560          851      135,427        1,217      167,676        1,528
          Retirements                              -            -       38,867          366       32,249          311
                                          ----------------------------------------------------------------------------
Authorized, issued, and outstanding
     at end of year                          156,560     $  6,851      156,560     $  6,851      195,427     $  7,217


Senior preferred stock is subject to mandatory redemption as follows:

  (DOLLARS IN THOUSANDS)             SHARES                   AMOUNT
---------------------------------------------------------------------

      1997                           24,810                   $  248
      1998                           25,000                   $  250
      1999                           25,000                   $  250
      2000                           14,500                   $  145
      2001                            7,250                   $   73

The shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The 7.85% cumulative preferred stock may not be redeemed until maturity on November 1, 1999.

NOTE 5 - COMMON STOCK

At September 30, 1996, shares of common stock are reserved for issuance as follows:

                                   NUMBER OF SHARES    PURCHASE OR CONTRIBUTION PRICE PER SHARE
--------------------------------------------------------------------------------------------------------------

Employee Savings Plan and
  Retirement Trust (401(k) plan)           197,051     Market closing price of common stock immediately
                                                       prior to purchase by the trustee.
Dividend reinvestment plan                 228,875     Average of high and low sales prices on the closest
                                                       business day immediately preceding the investment
                                                       date, which is the 15th day of each month.
Director stock award plan                    7,800     Market closing price of common stock on the day
                                                       of the Company's annual meeting.
                                          ---------
                                           433,726


In August 1996, the Company issued an additional 1,487,700 shares of common stock at a price to the public of $15.25 per share, resulting in net proceeds of $21,596,000.



NOTE 6 - NOTES PAYABLE

The Company's short-term borrowing needs are met with a $40,000,000 five year revolving credit agreement with three of its banks. The annual commitment fee is 1/8 of 1% and the committed lines of credit also support a money market facility and a commercial paper facility of a similar amount. The Company also has $25,000,000 of uncommitted lines from three banks. A subsidiary company has a $5,000,000 revolving credit facility used for non-regulated business, and at September 30, 1996, $1,850,000 was outstanding for a fixed term of five years.


                                                 SEPTEMBER 30         DECEMBER 31         DECEMBER 31
(DOLLARS IN THOUSANDS)                               1996                1995                1994
-----------------------------------------------------------------------------------------------------
Amount outstanding                                 $       -           $  32,000           $  14,501
Average daily balance outstanding                     15,664              13,170              15,217
Average interest rate, excluding commitment fee        5.77%               6.29%               4.87%
Maximum month end amount outstanding                  27,500              32,000              23,941

NOTE 7 - LONG-TERM DEBT

Long -term debt consists of the following:

                                                SEPTEMBER 30    DECEMBER 31
(DOLLARS IN THOUSANDS)                             1996            1995
--------------------------------------------------------------------------------

6.53% Five Year Term Note                              1,850          2,100
     due 2000

Medium-term notes:
     5.77% due 1998                                    5,000          5,000
     5.78% due 1998                                    5,000          5,000
     7.18% due 2004                                    4,000          4,000
     7.32% due 2004                                   22,000         22,000
     8.38% due 2005                                    5,000          5,000
     8.35% due 2005                                    5,000          5,000
     8.50% due 2006                                    8,000          8,000
     8.06% due 2012                                   14,000         14,000
     8.10% due 2012                                    5,000          5,000
     8.11% due 2012                                    3,000          3,000
     7.95% due 2013                                    4,000          4,000
     8.01% due 2013                                   10,000         10,000
     7.95% due 2013                                   10,000         10,000
                                                    --------       --------
                                                    $101,850       $102,100


None of the long-term debt includes sinking fund requirements. Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $25,995,000 is available for payment of dividends as of September 30, 1996. Long-term debt matures as follows: $10,000,000 in 1998, none in 1999, $1,850,000 in 2000, none in 2001, and $90,000,000 thereafter.
There are no current maturities.

NOTE 8 - INCOME TAXES

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

                             NINE MONTHS ENDED         YEAR ENDED
                                 SEPTEMBER 30    DECEMBER 31    DECEMBER 31
(DOLLARS IN THOUSANDS)               1996           1995            1994
--------------------------------------------------------------------------------

Current tax expense                    $1,108         $2,661         $2,120
Deferred tax expense                      673          2,112          1,660
Amortization of deferred
     investment tax credits              (175)          (265)          (275)
                                      -------------------------------------
                                       $1,606         $4,508         $3,505

A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:


                                                                     NINE MONTHS ENDED                 YEAR ENDED
                                                                         SEPTEMBER 30         DECEMBER 31         DECEMBER 31
(DOLLARS IN THOUSANDS)                                                       1996                1995                 1994
------------------------------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                                                  34%                 35%                 35%
Income tax calculated at statutory federal rate                              $  1,570            $  4,284            $  3,243
Increase (decrease) resulting from:
     State income tax, net of federal tax benefit                                  34                  86                  80
     Differences between book and tax depreciation                                251                 339                 468
     Amortization of investment tax credits                                      (175)               (265)               (275)
     Other                                                                        (74)                 64                 (11)
                                                                             -------------------------------------------------
                                                                             $  1,606            $  4,508            $  3,505

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                SEPTEMBER 30    DECEMBER 31
(DOLLARS IN THOUSANDS)                             1996            1995
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Differences between book and tax basis
      of property                                  $  14,173      $  13,910
     Debt refinancing costs                            2,175          2,315
     Retirement benefit obligations                    1,066          1,359
     Other                                                 -              1
                                                   ------------------------
                                                      17,414         17,585
Deferred tax assets:
     Valuation reserves                                  363            313
     Retirement benefit obligations                      420            434
     Provision for doubtful accounts                     179            173
     Other                                               268            204
                                                   ------------------------
                                                       1,230          1,124
                                                  ------------------------
Net deferred tax liability                         $  16,184      $  16,461


NOTE 9 - RETIREMENT PLANS

The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules.

The Company provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs when the executive reaches age 55 and has completed five years of participation under the plan, upon death, or change of control. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits equal 70% of the executive's highest salary during any of the five
years preceding retirement.   The plan also provides a death benefit equivalent
to ten years of vested benefits. The Company funds the plan by making contributions to the Trust sufficient to assure assets held by the Trust always exceed the accumulated benefit obligation for benefits payable by the plan.

The funded status of the defined benefit pension and supplemental retirement plans and amounts recognized in the Company's financial statements are shown as follows:


                                                                           PENSION PLAN          SUPPLEMENTAL RETIREMENT PLAN
                                                                    SEPTEMBER 30    DECEMBER 31   SEPTEMBER 30    DECEMBER 31
(DOLLARS IN THOUSANDS)                                                  1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------------------

Actuarial present value of accumulated benefit obligations:
     Vested                                                             $ 21,960       $ 21,863        $ 2,875        $ 3,141
     Nonvested                                                               208            195            219            199
                                                                        -----------------------------------------------------
                                                                        $ 22,168       $ 22,058        $ 3,094        $ 3,340
                                                                        -----------------------------------------------------
Projected benefit obligation for services rendered to date              $(25,837)      $(26,618)       $(3,636)       $(3,813)
Plan assets, at fair value, primarily common stocks,
     corporate bonds, and life insurance policies                         21,432         19,376          4,131          3,430
                                                                        -----------------------------------------------------
Projected benefit obligation in excess of plan assets                     (4,405)        (7,242)           495           (383)
Unrecognized amounts:
     Prior service cost                                                    3,464          3,754           (257)          (284)
     Loss (gain) from past experience different from that assumed            871          4,689            704            949
     Net transition obligation                                                18             22          1,028          1,103
Adjustment to recognize minimum liability                                   (684)        (3,777)             -              -
                                                                        -----------------------------------------------------
Prepaid (accrued) pension cost                                          $   (736)      $ (2,554)       $ 1,970        $ 1,385



Net pension cost for both plans included the following components:


                                                                      NINE MONTHS ENDED                 YEAR ENDED
                                                                         SEPTEMBER 30         DECEMBER 31         DECEMBER 31
(DOLLARS IN THOUSANDS)                                                       1996                1995                 1994
-----------------------------------------------------------------------------------------------------------------------------

Service cost of benefits earned during the period                            $  1,095            $  1,171            $  1,271
Interest cost on projected benefit obligation                                   1,684               1,936               2,044
Actual return on plan assets                                                   (2,274)             (4,057)             (1,101)
Deferral of unrecognized loss (gain) and amortization, net                      1,179               2,916                (524)
Amount recognized due to settlement                                                 -                   -                  16
                                                                             -------------------------------------------------
                                                                             $  1,684            $  1,966            $  1,706


The following table sets forth the approximate effects on the projected benefit obligations resulting from amendments to the pension plan and from the change in the discount rate from 7.25% to 8.25% in 1996 and from 8.75% to 7.25% in 1995.

                                                             SUPPLEMENTAL
                                          PENSION PLAN      RETIREMENT PLAN
(DOLLARS IN THOUSANDS)                   1996      1995      1996      1995
---------------------------------------------------------------------------

Effect of change in discount rate     $(2,970) $  4,500   $  (190)   $  700
Effect of admendment to pension plan      N/A     1,800       N/A      (300)

The following assumptions were used to determine the projected benefit obligation and expected return on assets at:


                                            SEPTEMBER 30 DECEMBER 31 DECEMBER 31
(DOLLARS IN THOUSANDS)                          1996        1995        1994
--------------------------------------------------------------------------------
Pension plan:

     Discount rate                              8.25%       7.25%       8.75%
     Long-term rate of return on plan
      assets                                    9.00%       9.00%       8.50%
     Rate of increase in future
      compensation levels                       5.00%       5.00%       5.00%
Supplemental retirement plan:
     Discount rate                              8.25%       7.25%       8.75%
     Long-term rate of return on plan
      assets                                    8.50%       8.50%       8.50%
     Rate of increase in future
      compensation levels                       5.00%       5.00%       5.00%



The Company has an Employee Savings Plan and Retirement Trust (401(k) plan).
All employees 21 years of age or older with one full year of service are eligible to enroll in the 401(k) plan. Under the terms of the 401(k) plan, the Company will match each employee's contribution to the 401(k) plan at a rate of 50% of the employee's contribution up to 6% of the employee's compensation, as defined. Beginning January 1, 1997, the matching rate will increase to 75% with the increased contribution in the form of Company stock. The Company recognized costs for contributions to this plan of $377,000, $458,000, and $474,000 for 1996, 1995 and 1994, respectively.

The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company has been recording PBOP expense, as provided in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", since January 1, 1993. The Company deferred the portion of the annual PBOP accrual attributable to Washington regulated operations in excess of the cash basis of recording these expenses through July 31, 1996. The amounts so deferred have been $767,000, $1,028,000, and $1,892,000 in 1996, 1995, and 1994 respectively.
On August 1, 1996 new customer tariff rates were approved by the WUTC in the general rate case. Accordingly, the PBOP deferrals ceased and the balance is being amortized concurrently with the new rates.


Amounts accrued for PBOP, not including the above mentioned deferrals, consist of the following components:


                                                                      NINE MONTHS ENDED                 YEAR ENDED
                                                                         SEPTEMBER 30         DECEMBER 31         DECEMBER 31
(DOLLARS IN THOUSANDS)                                                       1996                1995                 1994
-----------------------------------------------------------------------------------------------------------------------------

Service cost                                                                 $    326            $    366            $    523
Net interest cost                                                                 939               1,114                1151
Actual return on plan assets                                                     (317)               (627)                 12
Net amortization and deferral                                                     492                 934                 551
                                                                             ------------------------------------------------
                                                                             $  1,440            $  1,787            $  2,237


The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following table sets forth the health care plan's funded status.


                                                     SEPTEMBER 30  DECEMBER 31
(DOLLARS IN THOUSANDS)                                    1996         1995
------------------------------------------------------------------------------

Accumulated postretirement
  benefit obligation (APBO):
     Retirees                                            $  4,811     $  4,058
     Fully eligible active plan participants                5,416        5,948
     Other active plan participants                         5,796        7,168
                                                         ----------------------
                                                           16,023       17,174

Plan assets, at fair value, primarily common
  stocks and corporate bonds                                5,376        4,194
                                                         ----------------------
Funded status                                             (10,647)     (12,980)
Unrecognized transition obligation                         10,676       11,169
Unrecognized (gain) loss                                   (1,678)         349
                                                         ----------------------
Accrued postretirement benefit cost                      $ (1,649)    $ (1,462)


The assumed health care cost trend rate used in measuring the APBO is 9.5% for 1997, trending down to 5.5% at 2005. At January 1, 1996, the census and per capita claims cost assumptions were updated, resulting in a reduction in the APBO of approximately $300,000. The assumed discount rate used in determining the APBO was 8.25% at September 30, 1996, and 7.25% at December 31, 1995. The effect of the increase in the discount rate was a decrease of approximately $2.3 million in the APBO at September 30, 1996. A one percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 15.6% and the service and interest cost components of net postretirement health care cost by approximately 17.4%.

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

One gas supply contract requires the Company to take 32,850,000 therms annually or the Company will incur a penalty charge on therms not taken below that amount. This contract's primary term ends October 31, 1998. Another contract has a 42% annual take requirement, equaling an obligation of 41,475,315 therms per year through 2004. Among the Company's other multi-year agreements is a 15-year contract for winter-only ( October through March) supply that has a 70% minimum take requirement, which equates to a purchase requirement of 9,841,650 therms per year.

The remaining gas supply contracts do not require the Company to take any gas, but the various suppliers are obligated to provide up to a maximum of 4,380,000 therms annually.

The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change.


                                                                            INTERSTATE
                                                           FIRM           TRANSPORTATION        STORAGE AND             TOTAL
(DOLLARS IN THOUSANDS)                                  GAS SUPPLY            CHARGES         PEAKING SERVICE
-----------------------------------------------------------------------------------------------------------------------------

Fiscal Years:
1997                                                    $  15,805           $  27,924            $  5,029           $  48,758
1998                                                       15,376              28,045               4,897              48,318
1999                                                       13,240              27,862               4,079              45,181
2000                                                       12,801              27,826               3,890              44,517
2001                                                       11,091              27,826               3,890              42,807
Thereafter                                                 40,629             341,350              49,982             431,961
                                                        ---------------------------------------------------------------------
                                                        $ 108,942           $ 480,833            $ 71,767           $ 661,542



Purchases under these contracts for 1994, 1995, and 1996, including commodity purchases, as well as demand charges have been as follows:



                                                                            INTERSTATE
                                                           FIRM           TRANSPORTATION        STORAGE AND             TOTAL
(DOLLARS IN THOUSANDS)                                  GAS SUPPLY            CHARGES         PEAKING SERVICE
-----------------------------------------------------------------------------------------------------------------------------

1994                                                    $  54,695             $22,751            $  4,639             $82,085
1995                                                    $  45,223             $28,548            $  4,722             $78,493
1996 (nine months)                                      $  32,075             $19,002            $  3,718             $54,795


NOTE 11- CONTINGENCIES

The Company was notified by the Department of Ecology of the State of Washington that it is a "potentially liable person" as a result of contamination in the area of the Company's underground storage tanks at its Sunnyside, Washington office. The Company has provided $455,000 to date for the estimated costs of the cleanup. The Company believes that the remaining reserves of $72,000 are adequate to complete the remediation.

During the first quarter of 1995, a claim related to environmental contamination from a manufactured gas plant site in Oregon previously operated by a predecessor corporation of the Company was filed by the present property owner. The claim requested that the Company assume responsibility for investigation and possible cleanup of alleged contamination on the property. A consultant has been retained by the property owner to evaluate the nature and extent of any contamination. To date the consultant has reported that contamination consistent with manufactured gas operations is present, but there is no estimate of possible costs of remediation. To the extent the Company may be responsible for all or part of such cost, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief to the extent of any remaining expense incurred.

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. None of those now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

NOTE 12 - REVENUES FROM MAJOR CUSTOMER

In 1996 and 1995, no one customer accounted for more than 10% of gas revenues. In 1994, one customer accounted for approximately $20,215,000 in gas revenues. This represents 10.5% of total 1994 revenues; however, margins derived from this customer were less than 3% of total margin. Outstanding accounts receivable from this customer at December 31, 1994, totaled $2,144,000, which represents December 1994 consumption.

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

The estimated fair value amounts of financial instruments are shown as follows:

                                                               SEPTEMBER 30, 1996                      DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)                                CARRYING AMOUNT  ESTIMATED FAIR VALUE   CARRYING AMOUNT   ESTIMATED FAIR VALUE

Assets:
     Cash and cash equivalents                             $  543              $  543            $  2,197            $  2,197
     Notes receivable, including current maturities         2,406               2,423               3,235               3,234
     Accounts receivable                                   11,645              11,645              26,483              26,483
Redeemable Preferred Stock                                  6,851               6,757               6,851               7,324
Liabilities:
     Long-term debt                                       101,850             103,867             102,100             111,615
     Notes Payable                                              -                   -              32,000              32,000



CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND NOTES PAYABLE: The carrying amounts of these items are a reasonable estimate of their fair value.

NOTES RECEIVABLE, REDEEMABLE PREFERRED STOCK, AND LONG-TERM DEBT: Interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities are used to estimate fair value.


NOTE 14 - INTERIM FINANCIAL INFORMATION (UNAUDITED)



(DOLLARS IN THOUSANDS                                        QUARTER ENDED                          QUARTER ENDED
EXCEPT PER SHARE DATA)                               9/30/96   6/30/96   3/31/96       12/31/95   9/30/95   6/30/95   3/31/95
-----------------------------------------------------------------------------------------------------------------------------

Operating revenues                                   $26,584   $33,461   $67,620        $56,907   $26,512   $34,715   $64,610
Gas costs and revenue taxes                           15,082    21,034    41,983         34,892    16,028    21,833    41,585
                                                     -------   -------   -------        -------   -------   -------   -------
Operating margin                                      11,502    12,427    25,637         22,015    10,484    12,882    23,025
Cost of operations                                    12,635    12,374    12,592         11,680    11,475    11,768    11,679
                                                     -------   -------   -------        -------   -------   -------   -------
Earnings from operations                              (1,133)       53    13,045         10,335      (991)    1,114    11,346
Interest and other, net                                2,373     2,524     2,450          2,470     2,425     2,366     2,303
                                                     -------   -------   -------        -------   -------   -------   -------
Earnings before income taxes                          (3,506)   (2,471)   10,595          7,865    (3,416)   (1,252)    9,043
Income taxes                                          (1,504)     (715)    3,825          2,666    (1,099)     (369)    3,310
Preferred dividends                                      131       131       131            131       136       136       136
                                                     -------   -------   -------        -------   -------   -------   -------
Net earnings (loss)                                  ($2,133)  ($1,887)   $6,639         $5,068   ($2,453)  ($1,019)   $5,597
                                                     -------   -------   -------        -------   -------   -------   -------
Earnings (loss) per share                             ($0.22)   ($0.20)    $0.72          $0.56    ($0.27)   ($0.11)    $0.63
                                                     -------   -------   -------        -------   -------   -------   -------

                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS

                                                                    Nine Months
                                                                       Ended
                                                                   Sep. 30, 1995
                                                                   -------------
                  (dollars in thousands except per share data)

  Operating revenues
    Gas sales                                                        $   117,879
    Transportation revenue                                                 7,819
    Other operating income                                                   139
                                                                   -------------
                                                                         125,837
  Less: Gas purchases                                                     71,238
        Revenue taxes                                                      8,208
                                                                   -------------
  Operating margin                                                        46,391
                                                                   -------------
  Cost of operations
    Operating expenses                                                    23,470
    Depreciation and amortization                                          8,273
    Property and payroll taxes                                             3,116
                                                                   -------------
                                                                          34,859
                                                                   -------------

  Earnings from operations                                                11,532
  Less interest and other deductions - net                                 7,157
                                                                   -------------

  Earnings before income taxes                                             4,375
  Income taxes                                                             1,842
                                                                   -------------

  Earnings before preferred dividends                                      2,533
  Preferred dividends                                                        408
                                                                   -------------
  Net earnings                                                       $     2,125
                                                                   -------------
                                                                   -------------
  Common shares outstanding:
    Weighted average                                                       8,977
    End of period                                                          9,098

                                                                   -------------
  Net earnings per common share                                      $      0.24
                                                                   -------------
                                                                   -------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   Sep. 30, 1995
                                                                   -------------
                                                                   -------------
                             (dollars in thousands)
                                     ASSETS
 Utility Plant, net after accumulated
   depreciation of $136,248                                        $    221,222
  Construction work in progress                                           5,896
                                                                  -------------
                                                                        227,118
                                                                  -------------
 Other Assets:
   Investments                                                              918
   Notes receivable, less current maturities                              2,335
                                                                  -------------
                                                                          3,253
                                                                  -------------
 Current Assets:
  Cash and cash equivalents                                                 718
  Securities available for sale                                           2,054
  Accounts receivable, less allowance of $409 for doubtful
    accounts                                                             10,820
  Current maturities of notes receivable                                    868
  Materials, supplies and inventories                                     6,124
  Prepaid expenses and other assets                                       2,689
                                                                  -------------
                                                                         23,273
                                                                  -------------
 Deferred Charges                                                        13,642
                                                                  -------------
                                                                   $    267,286
                                                                  -------------
                                                                  -------------

          COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
  Common stock, par value $1 per share, authorized 15,000,000 shares
      Issued and outstanding 9,098,133                                 $  9,098
  Additional paid-in capital                                             70,400
  Retained earnings                                                       6,424
                                                                  -------------
                                                                         85,922
                                                                  -------------
 Redeemable Preferred Stocks, aggregate redemption amount of
   $7,479                                                                 7,200
                                                                  -------------
 Long-term Debt                                                         100,000
                                                                  -------------
 Current Liabilities:
  Notes payable                                                          19,001
  Accounts payable                                                        7,513
  Property, payroll and excise taxes                                      3,004
  Dividends and interest payable                                          6,236
  Other current liabilities                                               2,015
  Current maturities of long-term debt                                    5,000
                                                                  -------------
                                                                         42,769
                                                                  -------------
 Deferred Credits:
  Gas cost changes                                                        5,187
  Other                                                                  26,208
                                                                  -------------
                                                                         31,395
                                                                  -------------
 Commitments and Contingencies                                              -
                                                                  -------------
                                                                   $    267,286
                                                                  -------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months
                                                                       Ended
                             (dollars in thousands)                Sep. 30, 1995
                                                                   -------------

 Operating Activities:
  Net earnings before preferred dividends                           $     2,533
  Adjustments to reconcile net earnings before preferred dividends to net cash provided by operating activities:
     Depreciation                                                         8,998
     Amortization of gas cost changes                                     2,520
     Increase in deferred income taxes                                    1,506
     Decrease in deferred investment tax credits                           (180)
     Cash provided (used) by changes in operating assets and
      liabilities:
       Accounts receivable                                               18,063
       Income taxes                                                      (1,716)
       Inventories                                                          169
       Gas cost changes                                                  (1,740)
       Deferred items                                                    (1,793)
       Accounts payable and accrued expenses                             (9,587)
       Prepaid expenses and other assets                                    310
       Other                                                                 (4)
                                                                   -------------
  Net cash provided by operating activities                              19,079
                                                                   -------------
 Investing Activities:
  Capital expenditures                                                  (22,586)
  New consumer loans                                                       (793)
  Receipts on consumer loans                                              1,492
  Purchase of securities available for sale                              (1,813)
  Proceeds from securities available for sale                             1,230
                                                                   -------------
  Net cash used by investing activities                                 (22,470)
                                                                   -------------
 Financing Activities:
   Issuance of common stock, net                                          1,821
   Redemption of preferred stock                                            (17)
   Proceeds from notes payable, net                                       4,500
   Dividends paid                                                        (6,144)
                                                                   -------------
  Net cash provided by financing activities                                 160
                                                                   -------------

 Net Decrease in Cash and Cash Equivalents                               (3,231)

 Cash and Cash Equivalents:
  Beginning of period                                                     3,949
                                                                   -------------
  End of period                                                     $       718
                                                                   -------------

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Cascade Natural Gas Corporation
   and Subsidiaries

We have audited the consolidated financial statements of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1996, December 31, 1995 and 1994, and for the nine months ended September 30, 1996, and for each of the two years in the period ended December 31, 1995, and have issued our report thereon dated November 1, 1996; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Cascade Natural Gas Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.



DELOITTE & TOUCHE LLP


Seattle, Washington
November 1, 1996

                                                                     SCHEDULE II

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

         Column A            Column B             Column C           Column D      Column E
                                          -------------------------
                                                  Additions
                                          -------------------------
                            Balance at     Charged to   Charged to                Balance at
                            Beginning       Costs and     Other     Deductions      End of
        Description         of Period       Expenses     Accounts     (Note)        Period
-------------------------  -------------  ------------  ----------  -----------  -------------
Allowance for Doubtful
Accounts:

  Year ended:

  December 31, 1994                 $490           340                      369           $461

  December 31, 1995                 $461           330                      366           $425

  September 30, 1996                $425           440                      426           $439

  Note: Accounts receivable written off, net of recoveries



Valuation Reserve - Notes
Receivable

  December 31, 1994                   $0           550         577                      $1,127

  December 31, 1995               $1,127           122                                  $1,249

  September 30, 1996              $1,249           288                                  $1,537



Valuation Reserve -
Investments

  December 31, 1994                   $0           150                                    $150

  December 31, 1995                 $150             0                                    $150

  September 30, 1996                $150           154                      304             $0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement issued to Shareholders for the 1997 Annual Meeting (the 1997 Proxy Statement), which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Refer to the information regarding executive compensation set forth in the 1997 Proxy Statement, under "Executive Compensation" on pages 7, 8, and 9, and under "Compensation Committee Interlocks and Insider Participation" on page 9, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Refer to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Refer to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the 1997 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements (Included in Part II of this report):

     Independent Auditors' Report
     Consolidated Statements of Net Earnings for the Nine Months Ended September
          30, 1996, and the Years Ended December 31, 1995, and 1994
     Consolidated Balance Sheets, September 30, 1996, and December 31, 1995 Consolidated Statements of Common Shareholders' Equity for the Nine Months
          Ended September 30, 1996, and Years Ended December 31, 1995, and 1994 Consolidated Statements of Cash Flows for the Nine Months Ended September
          30, 1996, and the Years Ended December 31, 1995, and 1994
     Notes to Consolidated Financial Statements

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

(b) Reports on Form 8-K:

     On July 19, 1996, the registrant filed a report on Form 8-K, dated July 18, 1996, to include as exhibits an updated description of the registrant's common stock and related preferred stock purchase rights and the registrant's restated articles of incorporation and restated bylaws as recently amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASCADE NATURAL GAS CORPORATION

     December 20, 1996                  By   /s/  J. D. Wessling
---------------------------                 --------------------
          Date                          J. D. Wessling
                                        Vice President - Finance, Chief
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               Chairman of the Board,
                               Chief Executive Officer
/s/  W. Brian Matsuyama        and Director                    December 20, 1996
---------------------------    (Principal Executive Officer)   -----------------
     W. Brian Matsuyama                                              Date

                               President and
/s/  Ralph E. Boyd             Chief Operating Officer         December 20, 1996
---------------------------                                    -----------------
     Ralph E. Boyd                                                   Date
                               Vice President - Finance,
/s/  J. D. Wessling            Chief Financial Officer         December 20, 1996
---------------------------    (Principal Financial Officer)   -----------------
     J. D. Wessling                                                  Date

                               Treasurer and Chief
 /s/ James E. Haug             Accounting Officer              December 20, 1996
---------------------------    (Principal Accounting Officer)  -----------------
     James E. Haug                                                   Date

 /s/ Carl Burnham, Jr.         Director                        December 20, 1996
---------------------------                                    -----------------
     Carl Burnham, Jr.                                               Date

 /s/ Melvin C. Clapp           Director                        December 20, 1996
---------------------------                                    -----------------
     Melvin C. Clapp                                                 Date

 /s/ Thomas E. Cronin          Director                        December 20, 1996
---------------------------                                    -----------------
     Thomas E. Cronin                                                Date

 /s/ David A. Ederer           Director                        December 20, 1996
---------------------------                                    -----------------
     David A. Ederer                                                 Date

 /s/ Howard L. Hubbard         Director                        December 20, 1996
---------------------------                                    -----------------
     Howard L. Hubbard                                               Date

 /s/ Larry L. Pinnt            Director                        December 20, 1996
---------------------------                                    -----------------
     Larry L. Pinnt                                                  Date

 /s/ Brooks G. Ragen           Director                        December 20, 1996
---------------------------                                    -----------------
     Brooks G. Ragen                                                 Date

 /s/ Mary A. Williams          Director                        December 20, 1996
---------------------------                                    -----------------
     Mary A. Williams                                                Date

INDEX TO EXHIBITS

EXHIBIT
NO.                                DESCRIPTION
---                                -----------

3.1 Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K dated July 18, 1996.

3.2     Restated Bylaws of the Registrant.  Incorporated by reference to Exhibit
        3.2 to the Registrant's current report on Form 8-K dated July 18, 1996.

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

4.4 First Amendment to Rights Agreement dated June 15, 1993, between the Registrant and The Bank of New York. Incorporated by reference to
        Exhibit 4 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993.

10.1 Letter Agreement dated April 28, 1995 between CanWest Gas Supply U.S.A., Inc. and the Registrant for Winter Peaking Supply - 1995 through 1998. Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10.7 Amendment dated October 29, 1996 to Natural Gas Sales Agreement dated November 1, 1990, between Canadian Hydrocarbons Marketing, Inc., and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

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

10.17.1 Letter agreement dated May 26, 1995, amending the Storage Agreement dated July 23, 1990, between Washington Water Power Company and the Registrant. Incorporated by reference to Exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1995.

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

10.28 Letter Agreement dated October 24, 1995 between Westcoast Gas Services, Inc. and the Registrant for Winter Peaking Supply - 1995 through 1998. Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

27.     Financial Data Schedule.
------------------------
* Management contract or compensatory plan or arrangement.