Form 10-Q
period 1996-12-31
CASCADE NATURAL GAS CORP
filed 1997-02-11
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   December 31, 1996


                        Commission file number:   1-7196


                         CASCADE NATURAL GAS CORPORATION
             (Exact name of registrant as specified in its charter)

       Washington                                    91-0599090
       ----------                                    ----------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                     Identification No.)


 222 Fairview Avenue North, Seattle, WA                     98109
 --------------------------------------                     -----
 (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code          (206) 624-3900
                                                            --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                          ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Title                                 Outstanding
              -----                                 -----------

Common Stock, Par Value $1 per Share       10,824,160 as of December 31, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                      (unaudited)

                                                      THREE MONTHS ENDED
                                              ----------------------------------

                                               Dec 31, 1996        Dec 31, 1995
                                              --------------      --------------
                                               (thousands except per share data)

 Operating revenues                             $64,971              $56,908

 Less: Gas purchases                             35,689               31,621
   Revenue taxes                                  3,671                3,272
                                                -------              -------
 Operating margin                                25,611               22,015
                                                -------              -------

 Cost of operations:
   Operating expenses                             8,985                7,717
   Depreciation and amortization                  3,223                3,028
   Property and payroll taxes                     1,028                  935
                                                -------              -------
                                                 13,236               11,680
                                                -------              -------

 Earnings from operations                        12,375               10,335
 Less interest and other
   deductions - net                               2,330                2,470
                                                -------              -------
 Earnings before income taxes                    10,045                7,865

 Income taxes                                     3,597                2,666
                                                -------              -------
 Earnings before preferred dividends              6,448                5,199
 Preferred dividends                                128                  131
                                                -------              -------

 Net earnings                                   $ 6,320              $ 5,068
                                                -------              -------
                                                -------              -------

 Common shares outstanding:
   Weighted average                              10,800                9,115
   End of period                                 10,821                9,140

 Net earnings per common share                  $  0.59              $  0.56
                                                -------              -------
                                                -------              -------

 Cash dividends per share                       $  0.24              $  0.24
                                                -------              -------
                                                -------              -------

                  See Notes to Consolidated Condensed Financial Statements

                     CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  Dec 31, 1996    Sep 30, 1996
                                                                  ------------    ------------
                                                                    (dollars in thousands)
                                                                   (unaudited)
                                    ASSETS

 Utility Plant, net after accumulated
  depreciation of $150,946 and $147,599                               $  247,295       $ 236,172
  Construction work in progress                                            6,258          19,497
                                                                     ------------      ----------
                                                                         253,553         255,669
                                                                     ------------      ----------
 Other Assets:
  Investments                                                                668             667
  Notes receivable, less current maturities                                1,722           1,777
                                                                     ------------      ----------
                                                                           2,390           2,444
                                                                     ------------      ----------
 Current Assets:
  Cash and cash equivalents                                                  359             543
  Accounts receivable, less allowance of $559
   and $439 for doubtful accounts                                         31,668          11,646
  Current maturities of notes receivable                                     631             631
  Materials, supplies and inventories                                      5,897           6,063
  Prepaid expenses and other assets                                        5,768           5,723
                                                                     ------------      ----------
                                                                          44,323          24,606
                                                                     ------------      ----------

 Deferred Charges                                                         13,237          13,662
                                                                     ------------      ----------

                                                                      $  313,503       $ 296,381
                                                                     ------------      ----------
                                                                     ------------      ----------

                   COMMON SHAREHOLDERS' EQUITY,
                 PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
  Common stock, par value $1 per share, authorized 15,000,000
  shares, issued and outstanding 10,824,160 and 10,786,585 shares     $   10,824       $  10,787
  Additional paid-in capital                                              93,972          93,438
  Retained earnings                                                        8,621           4,901
                                                                     ------------      ----------
                                                                         113,417         109,126
                                                                     ------------      ----------
 Redeemable Preferred Stocks, aggregate redemption
  amount of $6,845 and $7,097                                              6,630           6,851
                                                                     ------------      ----------

 Long-term Debt                                                          101,550         101,850
                                                                     ------------      ----------

 Current Liabilities:
  Notes payable and commercial paper                                       6,194              --
  Accounts payable                                                        26,744          17,599
  Property, payroll and excise taxes                                       5,063           3,113
  Dividends and interest payable                                           4,710           6,570
  Other current liabilities                                                6,830           2,931
                                                                     ------------      ----------
                                                                          49,541          30,213
                                                                     ------------      ----------
 Deferred Credits:
  Gas cost changes                                                        15,933          21,578
  Other                                                                   26,432          26,763
                                                                     ------------      ----------
                                                                          42,365          48,341
                                                                     ------------      ----------
 Commitments and Contingencies                                                --              --

                                                                     ------------      ----------
                                                                      $  313,503       $ 296,381
                                                                     ------------      ----------
                                                                     ------------      ----------

                See Notes to Consolidated Condensed Financial Statements

                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                               THREE MONTHS ENDED
                                                                          ----------------------------
                                                                          Dec 31, 1996    Dec 31, 1995
                                                                          ------------    ------------
                                                                             (dollars in thousands)
 OPERATING ACTIVITIES:
   Earnings before preferred dividends                                      $  6,447        $ 5,199
   Adjustments to reconcile earnings before preferred
    dividends to net cash provided by operating activities:
      Depreciation                                                             3,223          3,134
      Amortization of gas cost changes                                          (602)           988
      Decrease in deferred income taxes                                         (608)          (427)
      Decrease in deferred investment tax credits                                (58)           (85)
      Cash provided (used) by changes in operating assets and liabilities:
        Current assets and liabilities                                        (6,797)        (4,480)
        Gas cost changes                                                      (5,043)         3,966
        Other deferrals and non-current liabilities                              724         (2,350)
                                                                              ------        -------

   Net cash (used) provided by operating activities                           (2,714)         5,945
                                                                              ------        -------

 INVESTING ACTIVITIES:
   Capital expenditures                                                       (6,984)       (15,229)
   Customer contributions in aid of construction                               5,975            176
   New consumer loans                                                           (244)          (449)
   Receipts on consumer loans                                                    266            785
   Purchase of securities available for sale                                      --         (2,293)
   Proceeds from securities available for sale                                    --          4,375
                                                                              ------        -------

   Net cash used by investing activities                                        (987)       (12,635)
                                                                              ------        -------

 FINANCING ACTIVITIES:
   Issuance of common stock                                                      282            470
   Redemption of preferred stock                                                (216)          (345)
   Proceeds from issuance of long-term debt                                       --          2,100
   Repayment of long-term debt                                                  (300)        (5,000)
   Changes in notes payable and commercial paper, net                          6,194         13,000
   Dividends paid                                                             (2,443)        (2,056)
                                                                              ------        -------

   Net cash provided by financing activities                                   3,517          8,169
                                                                              ------        -------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (184)         1,479

 CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           543            718
                                                                              ------        -------
   End of period                                                              $  359        $ 2,197
                                                                              ------        -------
                                                                              ------        -------

                     See Notes to Consolidated Condensed Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED DECEMBER 31, 1996

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

     Reference is directed to the Notes to Consolidated Financial Statements contained in the 1996 transition report for the period January 1, 1996 to September 30, 1996 on Form 10-K, and to comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the three month periods ended December 31, 1996 and December 31, 1995.

RESULTS OF OPERATIONS

     Net earnings for the first quarter of fiscal 1997 were $6,320,000, or $0.59 per share, compared to net earnings of $5,068,000, or $0.56 per share, for the quarter ended December 31, 1995. The 25% increase in net earnings is primarily attributable to improved overall operating margin. Per share earnings are affected by the 1,487,700 shares of new common stock issued in August, 1996.

RESIDENTIAL AND COMMERCIAL OPERATING MARGIN

            RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
            (dollars in thousands)
            --------------------------------------------------------
            --------------------------------------------------------
                                             Three Months Ended
                                                 December 31
                                              1996          1995
                                          ---------     ---------
            Degree Days                       2,191         1,940

            Average Customers
             Residential                    132,894       124,957
             Commercial                      24,403        23,345

            Therms per Customer
             Residential                        303           272
             Commercial                       1,529         1,395

            Margin
             Residential                   $ 10,511      $  8,466
             Commercial                    $  7,200      $  6,168
            --------------------------------------------------------
            --------------------------------------------------------


     Operating margin from sales to residential and commercial customers increased $3,077,000, or 21%, quarter to quarter. Factors contributing to this increase were an increase of 8,995 (6.1%) in the average number of residential and commercial customers, an 11.4% increase in gas consumption per residential customer, and a 9.6% increase in gas consumption per commercial customer. Consumption improvement is driven by the mix of customers, particularly commercial, the number of appliances in use, and by the weather. Estimated degree days were 13% greater than in the quarter ended December 31, 1995, and 9% greater than normal. New tariff rates charged to customers in the state of Washington, which became effective August 1, 1996, contributed an estimated $1 million of additional margin. Mitigating the improvements was $428,000 of gas cost increases representing 20% of the excess of incurred gas cost over the base gas cost level established in the Company's tariff for sales in the state of Oregon. The tariff requires the Company to absorb 20% of such differences (positive or negative), while the remaining 80% is deferred for pass back to customers.

INDUSTRIAL AND OTHER MARGIN

     Operating margin from industrial and other customers increased $520,000, or 7%, quarter to quarter, primarily resulting from increased margins from cogeneration customers, including service to a new customer that began commercial operation in the second quarter of 1996.

COST OF OPERATIONS

     Cost of operations, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $1,556,000 or 13% over the quarter ended December 31, 1995. Operating expenses, which are primarily labor and benefits expenses, contributed $1,268,000 of the increase. Of this increase, $351,000 is attributable to increases in amounts included therein for postretirement benefits other than pensions (PBOP). From 1993 through July 1996, a portion of PBOP expenses were deferred, in accordance with a policy statement issued by the Washington Utilities and Transportation Commission in 1992. Concurrent with the settlement of the Washington rate case, effective August 1, 1996, ongoing PBOP expenses are no longer deferred, and amortization of the previously deferred amounts is also included in operating expenses, resulting in the $351,000 increase. Additionally there were increased expenses resulting from higher wage rates, overtime pay, and purchased services.

     Increases in depreciation and amortization and in property and payroll taxes are primarily attributable to increases in utility plant.

INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter decreased $140,000, or 5.7% from the quarter ended December 31, 1995, due primarily to decreases in the amount of outstanding debt during the quarter. Less debt was required because of the common stock sold in a public offering in August 1996 which added $20 million of common equity.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary has a $5 million five-year revolving credit facility used for non-regulated business, and at December 31, 1996, $1.55 million was outstanding. The Company also has $25 million of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $100 million outstanding at December 31, 1996, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating activities provided a negative cash flow of $2,714,000 for the quarter, compared to a positive $5,943,000 for the quarter ended December 31, 1995, primarily due to higher gas costs incurred. The effect of these higher gas costs, except for $428,000 discussed above under "Residential and Commercial Operating Margin", has been deferred, and the Company will file for recovery from customers through purchased gas rate adjustments over future periods. Capital expenditures for the quarter were $6,984,000, which was mostly offset by contributions in aid of construction of $5,975,000. Capital expenditures for fiscal 1997 are budgeted at approximately $32 million. The Company expects that fiscal 1997 capital expenditures will be financed 50% to 75% by debt financing. The broad range of capital needs coverage is due to uncertainty of gas costs. If gas costs continue at high levels, there will continue to be a negative effect on operating cash flow.

REGULATORY MATTERS

     The Company has consistently earned in excess of its allowed rate of return in Oregon in recent years, and continued earnings improvement in that state would likely result in a mandated general rate reduction under the current regulatory system. The staff of the Oregon Public Utility Commission
(OPUC) has agreed to collaborate with the Company in exploring alternative incentive rate mechanisms which would allow the Company and its customers to equitably share earnings improvements resulting from improved efficiency. These discussions are not complete, and the outcome is uncertain. Approximately 26% of the Company's pre-tax regulated operating income is derived from Oregon operations.

FORWARD-LOOKING STATEMENTS

     Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.


     Under the terms of its bank credit agreements, the Company is required to maintain a minimum of $83,716,000 of net worth. Under the most restrictive agreement, approximately $29,701,000 was available for the payment of dividends as of December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      The 1997 annual meeting of the Shareholders of the Corporation was held on January 23, 1997. The following directors were elected at the meeting for terms of office expiring in 1998 by the vote indicated below:


                                                           Abstentions and
                                     For       Withheld    Broker Non-Votes
                                  ---------    --------    ----------------
    Carl Burnham, Jr.             8,944,363      81,306               2,135
    Melvin C. Clapp               8,937,905      84,264               5,093
    Thomas E. Cronin              8,918,272     107,367              28,226
    David A. Ederer               8,944,473      81,196               2,025
    Howard L. Hubbard             8,940,725      81,444               2,273
    W. Brian Matsuyama            8,941,745      84,024               4,858
    Larry L. Pinnt                8,939,171      82,998               3,827
    Brooks G. Ragen               8,940,510      81,659               2,488
    Mary A. Williams              8,937,304      84,865               5,694


ITEM 5. OTHER INFORMATION.

Ratio of Earnings to Fixed Charges:


                             Twelve Months Ended
     -------------------------------------------------------------------

     12/31/96    9/30/96    12/31/95    12/31/94    12/31/93    12/31/92
     --------    -------    --------    --------    --------    --------

       2.39       2.17        2.16        2.07        2.86        1.97


     For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

     No.       Description
     ---       -----------

     3.2    Restated Bylaws of the Registrant

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

CASCADE NATURAL GAS CORPORATION
          (Registrant)



By:
         -------------------------------------------------------------------
         J. D. Wessling Vice President - Finance and Chief Financial Officer

Date:    February 7, 1997