Form 10-Q
period 1997-03-31
CASCADE NATURAL GAS CORP
filed 1997-05-07
CIK 18072

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                        Commission file number: 1-7196


                        CASCADE NATURAL GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                 Washington                        91-0599090
                 ----------                        ----------
       State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization           Identification No.)


  222 Fairview Avenue North,  Seattle, WA               98109
  ----------------------------------------              -----
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (206) 624-3900
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  ( X )  No (   )


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                Outstanding
                    -----                                -----------
       Common Stock, Par Value $1 per Share    10,869,032 as of March 31, 1997

                        CASCADE NATURAL GAS CORPORATION

                                     Index



                                                                      PAGE NO.
                                                                      --------
Part I.   Financial Information

          Item 1. Financial Statements

               Consolidated Condensed Statements of Net
                 Earnings Available to Common Shareholders                  3

               Consolidated Condensed Balance Sheets                        4

               Consolidated Condensed Statements of Cash Flows              5

               Notes to Consolidated Condensed Financial Statements         6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7

          Item 3. Quantitative and qualitative Disclosures about
                     Market Risk                                           12


Part II.  Other Information

          Item 2. Changes in Securities                                    12

          Item 5. Other Information                                        12

          Item 6. Exhibits and Reports on Form 8-K                         12

Signature                                                                  13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                         AVAILABLE TO COMMON SHAREHOLDERS
                                     (unaudited)

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                  ------------------            ----------------
                               Mar 31, 1997   Mar 31, 1996  Mar 31, 1997   Mar 31, 1996
                               ------------   ------------  ------------   ------------
                                         (thousands except per share data)
Operating revenues                 $71,174      $67,620      $136,145        $124,528

Less: Gas purchases                 38,644       37,400        74,333          69,021
      Revenue taxes                  4,904        4,583         8,575           7,856
                                   -------      -------      --------        --------
Operating margin                    27,626       25,637        53,237          47,651
                                   -------      -------      --------        --------

Cost of operations:
  Operating expenses                 9,321        8,358        18,306          16,075
  Depreciation and amortization      3,286        3,056         6,509           6,084
  Property and payroll taxes           834        1,178         1,862           2,112
                                   -------      -------      --------        --------
                                    13,441       12,592        26,677          24,271
                                   -------      -------      --------        --------

Earnings from operations            14,185       13,045        26,560          23,380
Less interest and other
  deductions - net                   2,249        2,450         4,580           4,920
                                   -------      -------      --------        --------
Earnings before income taxes        11,936       10,595        21,980          18,460

Income taxes                         4,336        3,825         7,933           6,491
                                   -------      -------      --------        --------
Net earnings                         7,600        6,770        14,047          11,969
Preferred dividends                    128          131           255             262
                                   -------      -------      --------        --------
Net earnings available to
  common shareholders              $ 7,472      $ 6,639      $ 13,792        $ 11,707
                                   -------      -------      --------        --------
                                   -------      -------      --------        --------

Common shares outstanding:
  Weighted average                  10,840        9,163        10,814           9,131
  End of period                     10,869        9,196        10,869           9,196

Net earnings per common share      $  0.69      $  0.72      $   1.28        $   1.28
                                   -------      -------      --------        --------
                                   -------      -------      --------        --------

Cash dividends per share           $  0.24      $  0.24      $   0.48        $   0.48
                                   -------      -------      --------        --------
                                   -------      -------      --------        --------


See notes to consolidated condensed financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                          Mar 31, 1997     Sep 30, 1996
                                          -------------    ------------
                                              (Dollars in Thousands)
                                           (Unaudited)
                ASSETS
 Utility Plant, net after accumulated
  depreciation of $154,349 and $147,599     $  250,837     $  236,172
   Construction work in progress                 5,689         19,497
                                           ------------   ------------
                                               256,526        255,669
                                           ------------   ------------

 Other Assets:
   Investments                                     668            667
   Notes receivable, less current
     maturities                                  1,747          1,777
                                           ------------   ------------
                                                 2,415          2,444
                                           ------------   ------------

 Current Assets:
   Cash and cash equivalents                     2,215            543
   Accounts receivable, less
    allowance of $580 and $439
    for doubtful accounts                       22,909         11,646
   Current maturities of notes receivable          637            631
   Materials, supplies and inventories           6,070          6,063
   Prepaid expenses and other assets             2,444          5,723
                                           ------------   ------------
                                                34,275         24,606
                                           ------------   ------------

 Deferred Charges                               12,780         13,662
                                           ------------   ------------

                                            $  305,996     $  296,381
                                           ------------   ------------
                                           ------------   ------------

          COMMON SHAREHOLDERS' EQUITY,
         PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
   Common stock, par value $1 per share,
    authorized 15,000,000 shares, issued
    and outstanding 10,869,032 and
    10,786,585 shares                       $   10,869     $   10,787
   Additional paid-in capital                   94,643         93,438
   Retained earnings                            13,483          4,901
                                           ------------   ------------
                                               118,995        109,126
                                           ------------   ------------
 Redeemable Preferred Stocks,
   aggregate redemption amount
   of $6,845 and $7,097                          6,630          6,851
                                           ------------   ------------
 Long-term Debt                                101,550        101,850
                                           ------------   ------------

 Current Liabilities:
   Notes payable and commercial paper           13,000              -
   Accounts payable                             13,179         17,599
   Property, payroll and excise taxes            5,503          3,113
   Dividends and interest payable                6,610          6,570
   Other current liabilities                     6,466          2,931
                                           ------------   ------------
                                                44,758         30,213
                                           ------------   ------------

 Deferred Credits:
   Gas cost changes                              8,146         21,578
   Other                                        25,917         26,763
                                           ------------   ------------
                                                34,063         48,341
                                           ------------   ------------
 Commitments and Contingencies                       -              -
                                            $  305,996     $  296,381
                                           ------------   ------------
                                           ------------   ------------

 See notes to consolidated condensed financial statements

            CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                   SIX MONTHS ENDED
                                            --------------------------
                                            Mar 31, 1997  Mar 31, 1996
                                            ------------  ------------
                                              (dollars in thousands)
OPERATING ACTIVITIES:
 Net earnings                                  $  14,047    $  11,969
 Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation                                  6,509        6,084
     Amortization of gas cost changes             (1,719)       2,166
     Decrease in deferred income taxes            (1,217)        (125)
     Decrease in deferred investment
       tax credits                                  (117)        (150)
     Cash provided (used) by changes in
       operating assets and liabilities:
         Current assets and liabilities           (6,201)         (57)
         Gas cost changes                        (11,713)      11,869
         Other deferrals and non-current
           liabilities                             1,147       (3,150)
                                             ------------   ------------
 Net cash provided by operating activities           736       28,606
                                             ------------   ------------

INVESTING ACTIVITIES:
 Capital expenditures                            (13,379)     (20,526)
 Customer contributions in aid of
   construction                                    5,941          265
 New consumer loans                                 (697)        (758)
 Receipts on consumer loans                          769        1,316
 Purchase of securities available for sale             -       (2,293)
 Proceeds from securities
   available for sale                                  -        4,375
                                             ------------   ------------
 Net cash used by investing activities            (7,366)     (17,621)
                                             ------------   ------------

FINANCING ACTIVITIES:
 Issuance of common stock                            712        1,006
 Redemption of preferred stock                      (216)        (345)
 Proceeds from issuance of long-term debt              -        2,100
 Repayment of long-term debt                        (300)      (5,000)
 Changes in notes payable and commercial
  paper, net                                      13,000       (3,001)
 Dividends paid                                   (4,894)      (4,123)
                                             ------------   ------------
 Net cash provided (used) by
   financing activities                            8,302       (9,363)
                                             ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          1,672        1,622

CASH AND CASH EQUIVALENTS:
 Beginning of period                                 543          718
                                             ------------   ------------
 End of period                                 $   2,215    $   2,340
                                             ------------   ------------
                                             ------------   ------------

See notes to consolidated condensed financial statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997

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

   Reference is directed to the Notes to Consolidated Financial Statements contained in the 1996 Transition Report on Form 10-K for the period
January 1, 1996 to September 30, 1996, and comments included therein under "Management's Discussion and Analysis of Financial Condition and
Results of Operations".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the three and six month periods ended March 31, 1997 and March 31, 1996.

RESULTS OF OPERATIONS

   Net earnings available to common shareholders for the second quarter of fiscal 1997 were $7,472,000, or $0.69 per share, compared to $6,639,000, or $0.72 per share, for the quarter ended March 31, 1996. For the six months ended March 31, 1997, net earnings available to common shareholders were $13,792,000, or $1.28 per share, compared to $11,707,000, or $1.28 per share, for the six-month period ended March 31, 1996. The increase in earnings is primarily attributable to improved overall operating margin, which was partially offset by increased cost of operations for the three and six month periods. Per share earnings are affected by the 1,487,700 new shares of common stock issued in August, 1996.

OPERATING MARGIN

   RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

                   Residential and Commercial Operating Margin
                             (dollars in thousands)
   ---------------------------------------------------------------------------
                                       Three Months Ended    Six Months Ended
                                             March 31             March 31
                                       1997          1996    1997        1996
                                       ----          ----    ----        ----

   Degree Days                         2,327        2,416    4,518      4,356

   Average Number of Customers
    Residential                      136,175      128,286  134,534    126,622
    Commercial                        24,925       23,913   24,664     23,629

   Therms per Customer
    Residential                          339          339      642        612
    Commercial                         1,703        1,774    3,235      3,174

   Operating Margin
    Residential                    $  12,010    $ 10,662  $ 22,521   $ 19,128
    Commercial                     $   8,107    $  8,151  $ 15,306   $ 14,319
   ---------------------------------------------------------------------------


   Operating margin from sales to residential and commercial customers increased by $1,304,000, or 7%, quarter to quarter. Factors contributing to this increase were an increase of 8,901 in the average number of residential and commercial customers, and new tariff rates charged to customers in the state of Washington effective August 1, 1996. These factors resulted in margin increases of approximately $972,000 and $1,400,000, respectively. Offsetting these increases were three factors. First, there was $561,000 of gas cost increases, representing 20% of the excess of incurred gas cost over the base gas cost level established in the Company's tariff for sales in the state of Oregon. The tariff provides that the Company absorb 20% of such differences (positive or negative), while the remaining 80% is deferred for pass back to customers. Second, the number of therms used by the average commercial customer decreased by 4%, resulting in a margin decline of approximately $300,000. Third, rates to Oregon customers were decreased to recognize decreased property tax expense (see "Cost of Operations"), reducing margins by approximately $240,000. The average number of therms used by residential customers was the same as in the March 1996 quarter even though the weather, as measured by estimated degree days, was nearly 4% warmer than last year and 2% warmer than normal.

   For the six months ended March 31, 1997, margins from residential and commercial customers increased by $4,380,000, or 13.1%. Factors contributing to this increase were similar to the factors which caused the net improvement in the quarterly period. The new tariff rates in Washington contributed approximately $2,400,000, while the increase in the number of customers contributed approximately $1,770,000. Therm consumption per customer increased 5% for residential and 2% for commercial over the six months ended March 31, 1996, resulting in a margin increase of approximately $1,400,000. Consumption per customer is driven by the mix of customers, particularly in the commercial class, the number and type of appliances used, and by the weather. Weather for the 1997 six-month period was approximately 4% colder than the same period last year, and 3% colder than normal. The colder weather occurred primarily in the quarter ended December 31, 1996. Partially offsetting these margin increases were unrecovered gas costs in Oregon, and Oregon rate reductions related to property tax decreases (see preceding paragraph) of approximately $990,000 and $340,000, respectively.

   INDUSTRIAL AND NON-CORE MARGIN. Operating margin from industrial and other customers increased $685,000, or 10%, quarter to quarter, and by $1,204,000, or 8.5%, for the six-month period. These increases are primarily due to the addition of ten new customers, including service to a new cogeneration customer that began commercial operation in June, 1996.

COST OF OPERATIONS

   Cost of operations for the quarter ended March 31, 1997, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $849,000 or 6.7% over the quarter ended March 31, 1996. For the-six month period, the increase was $2,406,000, or 9.9%.

   OPERATING EXPENSES, which are primarily labor and benefits expenses, increased by $963,000, or 11.5%, for the quarter, and $2,231,000, or 13.9%
for the six month period. Of these increases, $465,000 and $815,000, respectively, are attributable to increases in amounts included therein for postretirement benefits other than pensions (PBOP). From 1993 through July 1996, a portion of PBOP expenses were deferred, in accordance with a policy statement issued by the Washington Utilities and Transportation Commission in 1992. Concurrent with the settlement of the Washington rate case, effective August 1, 1996, ongoing PBOP expenses are no longer deferred, and amortization of the previously deferred amounts is also included in operating expenses, resulting in the expense increase. For the full year, this increase is expected to be approximately $1.4 million. Labor costs increased by $299,000 for the quarter, and by $756,000 for the six-month period.

   DEPRECIATION AND AMORTIZATION increased by $230,000, or 7.5%, for the quarter, and by $425,000, or 7.0%, for the six-month period. These increases are attributable to increases in utility plant.

   PROPERTY AND PAYROLL TAXES decreased by $344,000, or 29.2%, for the quarter, and $250,000, or 11.8%, for the six-month period. These reductions are primarily due to property tax reductions in Oregon resulting from a voter referendum. These reductions have no significant effect on net earnings because the effect has been deferred in accordance with the policy established by the Oregon Public Utility Commission. These deferrals are currently being amortized, and rates charged to Oregon customers have been reduced accordingly (see "Operating Margin").

INTEREST AND OTHER DEDUCTIONS

   Interest and other deductions for the quarter decreased $201,000, or 8.2%, from the quarter ended March 31, 1996. For the six month period, the reduction was $340,000, or 6.9%. The reductions are due primarily to decreases in the amount of outstanding debt. The debt reductions are attributed, in part, to the proceeds of the common stock offering in August, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary has a $5 million five-year revolving credit facility used for non-regulated business, and at March 31, 1997, $1.55 million was outstanding. The Company also has $25 million of uncommitted lines from three banks.

   Longer term financing is provided by a Medium-Term Note program with $100 million outstanding at March 31, 1997, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

   Net cash provided by operating activities was $736,000 for the six months ended March 31, 1997, compared to $28,606,000 for the six months ended
March 31, 1996, primarily due to higher gas costs incurred during the 1996 - 1997 heating season. For the six months ended March 31, 1997, the commodity cost of gas purchased exceeded the base gas cost level established in the Company's sales tariffs by approximately $26.5 million. The effect of these higher gas costs, except for $990,000 discussed above under "Operating Margin", has been deferred, and thus had no effect on net earnings. The Company will file for recovery of these deferred amounts from customers through purchased gas rate adjustments over future periods. By the end of the period, gas costs returned to a level approximately equivalent to the base cost level established in the Company's tariffs.

   The decrease in cash flows from operating activities was also affected by changes in current assets and liabilities. This resulted in a use of $6,201,000 for the six months ended March

31, 1997, compared to $57,000 for the prior year period. This was primarily attributable to the cash required to relieve the accounts payable balance at September 30, 1996. This balance included amounts accrued for August, 1996 business which were not settled until after the end of September. Such amounts are normally settled in less than 30 days.

INVESTING ACTIVITIES

   Cash used by investing activities for the six months ended March 31, 1997 was $7,366,000, compared to $17,621,000 for the prior year's six-month period. Capital expenditures for the current year period were approximately $7.1 million lower than last year. Net cash used by investing activities was further reduced by $5,941,000 due to contributions in aid of construction received from customers. This compares to $265,000 for the prior year. Capital expenditures for fiscal 1997 are budgeted at approximately $32 million. The Company expects that fiscal 1997 capital expenditures will be financed 50% to 75% by debt financing, depending on internally generated cash flow.

FINANCING ACTIVITIES

   The principal financing activity for the six months ended March 31, 1997, was the net increase in short term borrowing of $13,000,000 in the form of notes payable and commercial paper. This was due primarily to the negative pressure on operating cash flow resulting from the increased gas costs discussed above in "Operating Activities".

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

ENVIRONMENTAL MATTERS

The Company has received notice of, and is investigating allegations of environmental contamination from a former manufactured gas plant site in Washington previously operated by the Company. The Company has begun an investigation, but has not yet determined the existence or extent of the alleged contamination. To the extent the Company may be responsible for all or part of the cost relating to such contamination, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief to the extent of remaining expense incurred.

FORWARD LOOKING STATEMENTS

   Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.



 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

   Under the terms of its bank credit agreements, the Company is required to maintain a minimum of $84,047,000 of net worth. Under the most restrictive agreement, approximately $34,948,000 was available for the payment of dividends as of March 31, 1997.


ITEM 5. OTHER INFORMATION.


Ratio of Earnings to Fixed Charges:


                         TWELVE MONTHS ENDED
     ------------------------------------------------------------------------
     3/31/97      9/30/96     12/31/95    12/31/94    12/31/93     12/31/92
     -------      -------     --------    --------    --------     --------
      2.57         2.17         2.16        2.07        2.86         1.97


   For purposes of this calculation, earnings include income before income taxes plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios as well as the ratio of earnings to fixed charges including preferred dividends.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits:

          NO.            DESCRIPTION
          --             -----------
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



CASCADE NATURAL GAS CORPORATION
          (Registrant)


By:                     /s/  J D Wessling
     ------------------------------------------------------------
                         J D Wessling
          Vice President - Finance and Chief Financial Officer
                (Principal Financial Officer)


Date:         MAY 6, 1997
              -----------