Form 10-Q/A
period 1997-03-31
CASCADE NATURAL GAS CORP
filed 1997-05-15
CIK 18072

                                FORM 10-Q / A

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

 AMENDMENT No. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


                        Commission file number: 1-7196


                       CASCADE NATURAL GAS CORPORATION
            (Exact name of registrant as specified in its charter)

               WASHINGTON                            91-0599090
      State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization               Identification No.)


   222 FAIRVIEW AVENUE NORTH, SEATTLE, WA                98109
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (206) 624-3900

The undersigned registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the period ended March 31, 1997, as follows:

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  AVAILABLE TO COMMON SHAREHOLDERS
                                            (unaudited)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                  ---------------------------   ---------------------------
                                  Mar 31, 1997   Mar 31, 1996   Mar 31, 1997   Mar 31, 1996
                                  ------------   ------------   ------------   ------------
                                             (thousands except per share data)
Operating revenues                    $71,174       $67,620       $136,145       $124,528

Less: Gas purchases                    38,644        37,400         74,333         69,021
      Revenue taxes                     4,904         4,583          8,575          7,856
                                      -------       -------       --------       --------
Operating margin                       27,626        25,637         53,237         47,651
                                      -------       -------       --------       --------

Cost of operations:

    Operating expenses                  9,321         8,358         18,306         16,075
    Depreciation and amortization       3,286         3,056          6,509          6,084
    Property and payroll taxes            834         1,178          1,862          2,112
                                      -------       -------       --------       --------
                                       13,441        12,592         26,677         24,271
                                      -------       -------       --------       --------

Earnings from operations               14,185        13,045         26,560         23,380
Less interest and other
   deductions - net                     2,249         2,450          4,580          4,920
                                      -------       -------       --------       --------
Earnings before income taxes           11,936        10,595         21,980         18,460

Income taxes                            4,336         3,825          7,933          6,491
                                      -------       -------       --------       --------
Net earnings                            7,600         6,770         14,047         11,969
Preferred dividends                       128           131            255            262
                                      -------       -------       --------       --------
Net earnings available to
   common shareholders                $ 7,472       $ 6,639       $ 13,792       $ 11,707
                                      -------       -------       --------       --------
                                      -------       -------       --------       --------

Common shares outstanding:
    Weighted average                   10,840         9,163         10,814          9,131
    End of period                      10,869         9,196         10,869          9,196

Net earnings per common share         $  0.69       $  0.72       $   1.28       $   1.28
                                      -------       -------       --------       --------
                                      -------       -------       --------       --------

Cash dividends per share              $  0.24       $  0.24       $   0.48       $   0.48
                                      -------       -------       --------       --------
                                      -------       -------       --------       --------

See notes to consolidated condensed financial statements

                            CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        Mar 31, 1997   Sep 30, 1996
                                                                        ------------   ------------
                                                                           (Dollars in Thousands)
                                                                        (Unaudited)
                                                  ASSETS
Utility Plant, net after accumulated
    depreciation of $154,349 and $147,599                               $  250,837    $  236,172
    Construction work in progress                                            5,689        19,497
                                                                        ----------    ----------
                                                                           256,526       255,669
                                                                        ----------    ----------
Other Assets:
    Investments                                                                668           667
    Notes receivable, less current maturities                                1,747         1,777
                                                                        ----------    ----------
                                                                             2,415         2,444
                                                                        ----------    ----------
Current Assets:
    Cash and cash equivalents                                                2,215           543
    Accounts receivable, less allowance of $580
     and $439 for doubtful accounts                                         22,909        11,646
    Current maturities of notes receivable                                     637           631
    Materials, supplies and inventories                                      6,070         6,063
    Prepaid expenses and other assets                                        2,444         5,723
                                                                        ----------    ----------
                                                                            34,275        24,606
                                                                        ----------    ----------
Deferred Charges                                                            12,780        13,662
                                                                        ----------    ----------
                                                                        $  305,996    $  296,381
                                                                        ----------    ----------
                                                                        ----------    ----------

                                    COMMON SHAREHOLDERS' EQUITY,
                                 PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
    Common stock, par value $1 per share, authorized 15,000,000
     shares, issued and outstanding 10,869,032 and 10,786,585 shares    $   10,869    $   10,787
    Additional paid-in capital                                              94,643        93,438
    Retained earnings                                                       13,483         4,901
                                                                        ----------    ----------
                                                                           118,995       109,126
                                                                        ----------    ----------
Redeemable Preferred Stocks, aggregate redemption
   amount of $6,845 and $7,097                                               6,630         6,851
                                                                        ----------    ----------
Long-term Debt                                                             101,550       101,850
                                                                        ----------    ----------

Current Liabilities:
    Notes payable and commercial paper                                      13,000          -
    Accounts payable                                                        13,179        17,599
    Property, payroll and excise taxes                                       5,503         3,113
    Dividends and interest payable                                           6,610         6,570
    Other current liabilities                                                6,466         2,931
                                                                        ----------    ----------
                                                                            44,758        30,213
                                                                        ----------    ----------
Deferred Credits:
    Gas cost changes                                                         8,146        21,578
    Other                                                                   25,917        26,763
                                                                        ----------    ----------
                                                                            34,063        48,341
                                                                        ----------    ----------
Commitments and Contingencies                                                -             -
                                                                        $  305,996    $  296,381
                                                                        ----------    ----------
                                                                        ----------    ----------

See notes to consolidated condensed financial statements

                             CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                              ---------------------------
                                                                              Mar 31, 1997   Mar 31, 1996
                                                                              ------------   ------------
                                                                                 (dollars in thousands)
OPERATING ACTIVITIES
    Net earnings                                                               $   14,047     $   11,969
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Depreciation                                                                  6,509          6,084
      Amortization of gas cost changes                                             (1,719)         2,166
      Decrease in deferred income taxes                                            (1,217)          (125)
      Decrease in deferred investment tax credits                                    (117)          (150)
      Cash provided (used) by changes in operating assets and liabilities:
        Current assets and liabilities                                             (6,201)           (57)
        Gas cost changes                                                          (11,713)        11,869
        Other deferrals and non-current liabilities                                 1,147         (3,150)
                                                                               ----------     ----------
    Net cash provided by operating activities                                         736         28,606
                                                                               ----------     ----------

INVESTING ACTIVITIES:
    Capital expenditures                                                          (13,379)       (20,526)
    Customer contributions in aid of construction                                   5,941            265
    New consumer loans                                                               (697)          (758)
    Receipts on consumer loans                                                        769          1,316
    Purchase of securities available for sale                                       -             (2,293)
    Proceeds from securities available for sale                                     -              4,375
                                                                               ----------     ----------
    Net cash used by investing activities                                          (7,366)       (17,621)
                                                                               ----------     ----------

FINANCING ACTIVITIES:
    Issuance of common stock                                                          712          1,006
    Redemption of preferred stock                                                    (216)          (345)
    Proceeds from issuance of long-term debt                                        -              2,100
    Repayment of long-term debt                                                      (300)        (5,000)
    Changes in notes payable and commercial paper, net                             13,000         (3,001)
    Dividends paid                                                                 (4,894)        (4,123)
                                                                               ----------     ----------
    Net cash provided (used) by financing activities                                8,302         (9,363)
                                                                               ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,672          1,622

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                               543            718
                                                                               ----------     ----------
    End of period                                                              $    2,215     $    2,340
                                                                               ----------     ----------
                                                                               ----------     ----------

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

NEW ACCOUNTING STANDARDS - In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This new standard is effective for interim and annual periods ending after December 15, 1997. The standard prescribes the method of calculating and reporting earnings per share (EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company does not expect implementation of this standard to have a material effect on reported earnings per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
         (Registrant)



By:                  /s/  J D Wessling
    --------------------------------------------------------
                        J D Wessling
         Vice President - Finance and Chief Financial Officer
               (Principal Financial Officer)


Date:  May 13, 1997
      -------------