Form 10-Q
period 1997-06-30
CASCADE NATURAL GAS CORP
filed 1997-08-08
CIK 18072

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended June 30, 1997



                          Commission file number: 1-7196


                         CASCADE NATURAL GAS CORPORATION
               (Exact name of registrant as specified in its charter)

               Washington                                91-0599090
               ----------                                ----------
     State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                   Identification No.)


      222 Fairview Avenue North, Seattle, WA                  98109
     ----------------------------------------               ---------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code   (206) 624-3900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                            Outstanding
                    -----                            -----------
    Common Stock, Par Value $1 per Share     10,911,656 as of June 30, 1997

                       CASCADE NATURAL GAS CORPORATION

                                     Index

                                                                       Page No.
                                                                       --------
Part I.   Financial Information

             Item 1. Financial Statements

               Consolidated Condensed Statements of Net Earnings
                  Available to Common Shareholders                          3

               Consolidated Condensed Balance Sheets                        4

               Consolidated Condensed Statements of Cash Flows              5

               Notes to Consolidated Condensed Financial Statements         6

             Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7

             Item 3. Quantitative and Qualitative Disclosures about
                      Market Risk                                           10


Part II.  Other Information

             Item 2. Changes in Securities                                  11

             Item 5. Other Information                                      11

             Item 6. Exhibits and Reports on Form 8-K                       11

Signature                                                                   12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------  --------------------------
                          Jun 30, 1997  Jun 30, 1996  Jun 30, 1997  Jun 30, 1996
                          ------------  ------------  ------------  ------------
                                   (thousands except per share data)

Operating revenues         $33,730       $33,461        $169,875       $157,989

Less: Gas purchases         17,003        18,720          91,335         87,741
      Revenue taxes          2,314         2,314          10,890         10,169
                          ------------  ------------  ------------  ------------
Operating margin            14,413        12,427          67,650         60,079
                          ------------  ------------  ------------  ------------

Cost of operations:
  Operating expenses         8,983         8,255          27,289         24,330
  Depreciation and
    amortization             3,445         3,128           9,954          9,212
  Property and payroll
    taxes                    1,027           991           2,889          3,104
                          ------------  ------------  ------------  ------------
                            13,455        12,374          40,132         36,646
                          ------------  ------------  ------------  ------------

Earnings from operations       958            53          27,518         23,433
Less interest and other
  deductions - net           2,241         2,524           6,821          7,444
                          ------------  ------------  ------------  ------------
Earnings (loss) before
  income taxes              (1,283)       (2,471)         20,697         15,989

Income taxes                  (274)         (715)          7,659          5,776
                          ------------  ------------  ------------  ------------
Net earnings (loss)         (1,009)       (1,756)         13,038         10,213
Preferred dividends            128           131             383            393
                          ------------  ------------  ------------  ------------
Net earnings (loss)
  available to common
  shareholders             $(1,137)      $(1,887)       $ 12,655       $  9,820
                          ------------  ------------  ------------  ------------
                          ------------  ------------  ------------  ------------

Common shares
  outstanding:
  Weighted average          10,883         9,218          10,828          9,148
  End of period             10,912         9,250          10,912          9,250

Net earnings (loss) per
  common share             $ (0.10)      $ (0.20)       $   1.17       $   1.07
                          ------------  ------------  ------------  ------------
                          ------------  ------------  ------------  ------------

Cash dividends per
 share                     $  0.24       $  0.24        $   0.72       $   0.72
                          ------------  ------------  ------------  ------------
                          ------------  ------------  ------------  ------------

                 See Notes to Consolidated Financial Statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    Jun 30, 1997   Sep 30, 1996
                                                    ------------   ------------
                                                       (Dollars in Thousands)
                                                     (Unaudited)
                                   ASSETS
Utility Plant, net after accumulated depreciation
  of $157,907 and $147,599                            $253,395       $236,172
  Construction work in progress                          6,366         19,497
                                                    ------------   ------------
                                                       259,761        255,669
                                                    ------------   ------------
Other Assets:
  Investments in non-utility property                      668            667
  Notes receivable, less current maturities              1,611          1,777
                                                    ------------   ------------
                                                         2,279          2,444
                                                    ------------   ------------
Current Assets:
  Cash and cash equivalents                              3,793            543
  Accounts receivable, less allowance of $472 and
    $439 for doubtful accounts                          12,310         11,646
     Current maturities of notes receivable                583            631
     Materials, supplies and inventories                 5,715          6,063
     Prepaid expenses and other assets                   3,518          5,723
                                                    ------------   ------------
                                                        25,919         24,606
                                                    ------------   ------------

Deferred Charges                                        12,387         13,662
                                                    ------------   ------------
                                                      $300,346       $296,381
                                                    ------------   ------------
                                                    ------------   ------------

                           COMMON SHAREHOLDERS' EQUITY,
                         PREFERRED STOCKS AND LIABILITIES

Common Shareholders' Equity:
  Common stock, par value $1 per share,
    authorized 15,000,000 shares, issued and
    outstanding 10,911,656 and 10,786,585 shares      $ 10,912       $ 10,787
  Additional paid-in capital                            95,282         93,438
  Retained earnings                                      9,727          4,901
                                                    ------------   ------------
                                                       115,921        109,126
                                                    ------------   ------------
Redeemable Preferred Stocks, aggregate redemption
  amount of $6,845 and $7,097                            6,630          6,851
                                                    ------------   ------------

Long-term Debt                                         101,550        101,850
                                                    ------------   ------------

Current Liabilities:
  Notes payable and commercial paper                    21,477           -
  Accounts payable                                       8,685         17,599
  Property, payroll and excise taxes                     3,171          3,113
  Dividends and interest payable                         4,609          6,570
  Other current liabilities                              3,643          2,931
                                                    ------------   ------------
                                                        41,585         30,213
                                                    ------------   ------------
Deferred Credits:
  Gas cost changes                                       8,211         21,578
  Other                                                 26,449         26,763
                                                    ------------   ------------
                                                        34,660         48,341
                                                    ------------   ------------
Commitments and Contingencies                             -              -
                                                      $300,346       $296,381
                                                    ------------   ------------
                                                    ------------   ------------

                    See Notes to Consolidated Financial Statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                        NINE MONTHS ENDED
                                                     --------------------------
                                                     Jun 30, 1997  Jun 30, 1996
                                                     ------------  ------------
                                                       (dollars in thousands)
OPERATING ACTIVITIES:
  Net earnings                                         $ 13,038      $ 10,213
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                         9,954         9,317
    Amortization of gas cost changes                     (2,202)        2,391
    Write down of assets                                    -             154
    Increase (decrease) in deferred income taxes         (1,364)          124
    Decrease in deferred investment tax credits            (194)         (215)
    Cash provided (used) by changes in operating
      assets and liabilities:
      Current assets and liabilities                     (8,382)        4,231
      Gas cost changes                                  (11,166)       15,780
      Other deferrals and non-current liabilities         2,278        (3,219)
                                                     ------------  ------------

   Net cash provided by operating activities              1,962        38,776
                                                     ------------  ------------
INVESTING ACTIVITIES:
  Capital expenditures                                  (20,162)      (29,020)
  Customer contributions in aid of construction           6,418           771
  New consumer loans                                       (858)         (947)
  Receipts on consumer loans                              1,176         1,840
  Purchase of securities available for sale                 -          (2,294)
  Proceeds from securities available for sale               -           4,375
                                                     ------------  ------------

  Net cash used by investing activities                 (13,426)      (25,275)
                                                     ------------  ------------

FINANCING ACTIVITIES:
  Issuance of common stock                                1,112        1,560
  Redemption of preferred stock                            (216)        (345)
  Proceeds from issuance of long-term debt                 -           2,100
  Repayment of long-term debt                              (300)      (5,000)
  Changes in notes payable and commercial paper,
    net                                                  21,477       (2,501)
  Dividends paid                                         (7,359)      (6,198)

  Net cash provided (used) by financing activities       14,714      (10,384)
                                                     ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 3,250        3,117

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       543           718
                                                     ------------  ------------
  End of period                                        $  3,793      $  3,835
                                                     ------------  ------------
                                                     ------------  ------------

           See Notes to Consolidated Condensed Financial Statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

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

     NEW ACCOUNTING STANDARDS - In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, entitled "EARNINGS PER SHARE" and FAS No. 129, entitled "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE," which are effective for periods ending after December 15, 1997.

     FAS No. 128 prescribes the method of calculating and reporting earnings per share (EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company does not expect implementation of this standard to have a material effect on reported earnings per share.

     FAS No. 129 established standards for disclosing information about the company's capital structure, including dividend and liquidation preferences, participation rights, call prices and disclosure of the dates and the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. The Company does not expect implementation of this standard to have a material effect on the reporting of the Company's capital structure.

     In June, 1997, the Financial Accounting Standards Board issued FAS No. 130, entitled "REPORTING COMPREHENSIVE INCOME," and FAS No. 131, entitled "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which are effective for fiscal years beginning after December 15, 1997.

     FAS No. 130 requires companies to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company is currently evaluating the impact of this standard on the Company's financial position and results of operations.

     FAS No. 131 requires public enterprises to report financial and descriptive information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company does not expect implementation of this standard to have a material effect on the reporting of its financial information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and nine month periods ended June 30, 1997 and June 30, 1996.

RESULTS OF OPERATIONS

     The net loss to common shareholders for the third quarter of fiscal 1997 was $1,137,000, or $0.10 per share, compared to $1,887,000, or $0.20 per share, for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, net earnings available to common shareholders were $12,655,000, or $1.17 per share, compared to $9,820,000, or $1.07 per share, for the nine-month period ended June 30, 1996. Per share earnings are affected by the 1,487,700 new shares of common stock issued in August, 1996.

OPERATING MARGIN

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

               Residential and Commercial Operating Margin
                           (dollars in thousands)
--------------------------------------------------------------------------------
                                      Three Months Ended    Nine Months Ended
                                           June 30                June 30
                                          1997       1996       1997      1996
                                          ----       ----       ----      ----
Degree Days                                 833        938      5,351      5,294

Average Number of Customers
  Residential                           135,659    127,929    134,909    127,057
  Commercial                             24,796     23,913     24,708     23,724

Therms per Customer
  Residential                               119        127        760        737
  Commercial                                689        738      3,921      3,905

Operating Margin
  Residential                          $  4,651   $  4,413   $ 27,172   $ 23,540
  Commercial                           $  3,285   $  3,355   $ 18,592   $ 17,674
--------------------------------------------------------------------------------

     Operating margin from sales to residential and commercial customers increased by $169,000, or 2.2%, quarter to quarter. Factors contributing to this increase were an increase of 8,613 in the average number of residential and commercial customers, and new tariff rates charged to customers in the state of Washington effective August 1, 1996. These factors resulted in margin increases of approximately $397,000 and $760,000, respectively. Offsetting these increases were three factors. First, there was $408,000 of gas cost increases absorbed in the state of Oregon. Second, the number of therms used by the average customer decreased by 7.2%, resulting in a margin decline of approximately $435,000. Third, rates to Oregon customers were decreased to recognize decreased property tax expense (see "Cost of Operations"), reducing margins by approximately $123,000. The decrease in the per customer gas usage was largely attributable to warmer weather, particularly in the early part of the quarter. Weather, as measured by estimated degree days, was 11% warmer than last year and 15% warmer than normal.

     For the nine months ended June 30, 1997, margins from residential and commercial customers increased by $4,550,000, or 11.0%. Factors contributing to this increase were similar to the factors which caused the net improvement in the quarterly period. The new tariff rates in Washington contributed approximately $3,240,000, while the increase in the number of customers contributed approximately $2,228,000. Therm consumption per customer increased 3.1% for residential and 0.4% for commercial over the nine months ended June 30, 1996, resulting in a margin increase of approximately $736,000. Consumption per customer is driven by the mix of customers, particularly in the commercial class, the number and type of appliances used, and by the weather. Weather for the 1997 nine-month period was approximately 1.1% colder than the same period last year, and had a normal number of degree days. The colder weather occurred primarily in the quarter ended December 31, 1996. Partially offsetting these margin increases were unrecovered gas costs in Oregon, and Oregon rate reductions related to property tax decreases (see preceding paragraph) of approximately $1,336,000 and $372,000, respectively.

     INDUSTRIAL AND OTHER MARGIN. The comparison of operating margin from industrial and other customers is affected by the charge of $1,253,000, related to unrecovered gas cost, recorded in the June 1996 quarter. Other than the effect of this charge, margins increased $564,000, or 9.5%, quarter to quarter, and by $1,768,000, or 8.8%, for the nine-month period. These increases are primarily due to the addition of fourteen new customers, including service to a new cogeneration customer that began commercial operation in June, 1996.

COST OF OPERATIONS

     Cost of operations for the quarter ended June 30, 1997, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $1,081,000 or 8.7% over the quarter ended June 30, 1996. For the nine-month period, the increase was $3,486,000, or 9.5%.

     OPERATING EXPENSES, which are primarily labor and benefits expenses, increased by $728,000, or 8.8%, for the quarter, and $2,959,000, or 12.2%, for the nine-month period. Of these increases, $435,000 and $1,252,000, respectively, are attributable to increases in postretirement benefits other than pensions (PBOP). From 1993 through July 1996, a portion of PBOP expenses were deferred, in accordance with a policy statement issued by the Washington Utilities and Transportation Commission in 1992. Concurrent with the settlement of the Washington rate case, effective August 1, 1996, ongoing PBOP expenses are no longer deferred, and amortization of the previously deferred amounts is also included in operating expenses, resulting in the expense increase. Labor costs increased by $391,000 for the quarter, and by $1,147,000 for the nine-month period.

     DEPRECIATION AND AMORTIZATION increased by $317,000, or 10.1%, for the quarter, and by $742,000, or 8.1%, for the nine-month period. These increases are attributable to increases in depreciable utility plant.

     PROPERTY AND PAYROLL TAXES increased by $36,000, or 3.6%, for the quarter, and decreased by $215,000, or 6.9%, for the nine-month period. For both periods, normal property tax increases related to increases in assets are partially offset by reductions in Oregon tax rates resulting from a voter referendum. These Oregon rate reductions have no significant effect on net earnings because the effect has been deferred in accordance with the policy established by the Oregon Public Utility Commission. These deferrals are currently being amortized, and rates charged to Oregon customers have been reduced accordingly (see "Operating Margin").

INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter decreased $283,000, or 11.2%, from the quarter ended June 30, 1996. For the nine-month period, the reduction was $623,000, or 8.4%. The reductions are due largely to decreases in the average amount of outstanding debt. The debt reductions are attributed, in part, to the proceeds of the common stock offering in August, 1996. In addition, the quarter ended June 30, 1996 period included a charge of $154,000 for the write down of a parcel of non-utility property to net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary has a $5 million five-year revolving credit facility used for non-regulated business, and at June 30, 1997, $1.55 million was outstanding. The Company also has $25 million of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $100 million outstanding at June 30, 1997, and $50 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Net cash provided by operating activities was $1,962,000 for the nine months ended June 30, 1997, compared to $38,776,000 for the nine months ended June 30, 1996, primarily due to higher gas costs incurred during the 1996 - 1997 heating season. For the nine months ended June 30, 1997, the cost of gas purchased exceeded the gas cost level established in the Company's sales tariffs, resulting in a negative cash flow of $14,330,000. For the nine months ended June 30, 1996, the cost of gas was less than the gas cost level established in the Company's sales tariffs, resulting in a positive cash flow of $18,398,000. This represents a difference of $32,728,000 between the two nine-month periods. The effect of these differences in gas costs, except the Oregon amounts absorbed by the Company, as discussed above under "Operating Margin", has been deferred, and thus had no effect on net earnings. The Company will file for recovery of these deferred amounts from customers through purchased gas rate adjustments over future periods. By the end of the period, gas costs returned to a level approximately equivalent to the base cost level established in the Company's tariffs.

     The decrease in cash flows from operating activities was also affected by changes in current assets and liabilities. This resulted in a use of $8,382,000 for the nine months ended June 30, 1997, compared to a provision of funds of $4,231,000 for the prior year period. This was primarily attributable to the cash required to relieve the accounts payable balance at September 30, 1996. This balance included amounts accrued for August, 1996 business which were not settled until after the end of September. Such amounts are normally settled in 30 days or less.

INVESTING ACTIVITIES

     Cash used by investing activities for the nine months ended June 30, 1997 was $13,426,000, compared to $25,275,000 for the prior year's nine-month period. Capital expenditures for the current year period were approximately $8,858,000 lower than last year due to reduced levels of new plant construction. Net cash used by investing activities was further reduced by $6,418,000 due to contributions in aid of construction received from customers. This compares to $771,000 for the prior year. Capital expenditures for fiscal 1997 are expected to be approximately $24 million. The Company expects that fiscal 1997 capital expenditures will be financed almost entirely by debt financing, because of low operating cash flow.

FINANCING ACTIVITIES

     The principal financing activity for the nine months ended June 30, 1997, was the net increase in short term borrowing of $21,477,000 in the form of notes payable and commercial paper. This was due primarily to the negative pressure on operating cash flow resulting from the increased gas costs discussed above in "Operating Activities".

REGULATORY MATTERS

     The Company has consistently earned in excess of its allowed rate of return in Oregon in recent years, and continued earnings improvement in that state would likely result in a mandated general rate reduction under the current regulatory system. The staff of the Oregon Public Utility Commission (OPUC) has agreed to collaborate with the Company in exploring alternative incentive rate mechanisms which would allow the Company and its customers to equitably share earnings improvements resulting from improved efficiencies. These discussions are not complete, and the outcome is uncertain. Approximately 21% of the Company's pre-tax regulated operating income for the most recent twelve months was derived from Oregon operations.

ENVIRONMENTAL MATTERS

     As reported in the 10-Q report for the quarter ended March 31, 1997, the Company has received notice of, and is investigating allegations of, environmental contamination from a former manufactured gas plant site in Washington previously operated by the Company. The Company has begun an investigation, but has not yet determined the existence or extent of the alleged contamination. To the extent the Company may be responsible for all or part of the cost relating to such contamination, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief to the extent of remaining expense incurred.



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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $84,386,000. Under the most restrictive of these agreements, approximately $31,535,000 is available for the payment of dividends as of June 30, 1997.

ITEM 5. OTHER INFORMATION.

Ratio of Earnings to Fixed Charges:

                                Twelve Months Ended
                                -------------------
    6/30/97     9/30/96     12/31/95     12/31/94     12/31/93     12/31/92
    -------     -------     --------     --------     --------     --------
     2.70        2.17         2.16         2.07         2.86         1.97

     For purposes of this calculation, earnings include income before income taxes, plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios, as well as the ratio of earnings to fixed charges including preferred dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

     NO.                               DESCRIPTION
     ---                               -----------
     12          Computation of Ratio of Earnings to Fixed Charges

     27          Financial Data Schedule UT

b. Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CASCADE NATURAL GAS CORPORATION
          (Registrant)




By:                    /S/  J. D. Wessling
     ----------------------------------------------------
                         J. D. Wessling
     Vice President - Finance and Chief Financial Officer
                (Principal Financial Officer)


Date:  August 8, 1997

                                                                     EXHIBIT 12

              CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     AND PREFERRED DIVIDEND REQUIREMENTS

                                                   Twelve Months Ended
                              -----------  -------  --------  --------  --------  --------
                                6/30/97    9/30/96  12/31/95  12/31/94  12/31/93  12/31/92
                              -----------  -------  --------  --------  --------  --------
                              (Unaudited)
                                                   (dollars in thousands)
Fixed charges, as  defined:
  Interest expense               $ 9,492    10,101     9,938     8,090     7,038   $ 7,478
    Amortization of debt
      issuance expense               612       612       606       593       562       402
                              -----------  -------  --------  --------  --------  --------

      Total fixed charges        $10,104    10,713    10,544     8,683     7,600   $ 7,880
                              -----------  -------  --------  --------  --------  --------

Earnings, as defined:
  Net earnings                   $11,036     8,211     7,732     5,760     9,103   $ 4,843
  Add (deduct):
    Income taxes                   6,155     4,272     4,508     3,505     5,224     2,817
    Cumulative effect of change
      in accounting method           -         -          -         -       (209)      -
    Fixed charges                 10,104    10,713    10,544    8,683      7,600     7,880
                              -----------  -------  --------  --------  --------  --------

      Total earnings             $27,295    23,196    22,784    17,948    21,718   $15,540
                              -----------  -------  --------  --------  --------  --------
Ratio of earnings to fixed
  charges                           2.70      2.17      2.16      2.07      2.86      1.97
                              -----------  -------  --------  --------  --------  --------

Fixed charges and preferred
  dividend requirements:
  Fixed charges                  $10,104    10,713    10,544     8,683     7,600   $ 7,880
  Preferred dividend
    requirements                     801       819       853       898       913       941
                              -----------  -------  --------  --------  --------  --------

      Total                      $10,905    11,532    11,397     9,581     8,513   $ 8,821
                              -----------  -------  --------  --------  --------  --------

Ratio of earnings to fixed
  charges and preferred
  dividend requirements             2.50      2.01      2.00      1.87      2.55      1.76
                              -----------  -------  --------  --------  --------  --------