Form 10-K
period 1997-09-30
CASCADE NATURAL GAS CORP
filed 1997-12-29
CIK 18072

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997     Commission file number:  1-7196

                           CASCADE NATURAL GAS CORPORATION
                (Exact name of Registrant as specified in its charter)

          Washington                             91-0599090
          ----------                             ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

      222 Fairview Avenue North
          Seattle, WA  98109                     (206) 624-3900
          ------------------                     --------------
(Address of principal executive offices)  (Registrant's telephone number including area code)

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
Common Stock, Par Value $1 per Share      New York Stock Exchange
Preferred Stock Purchase Rights           New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on November 30, 1997, was $184,028,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Title                             Outstanding
Common Stock, Par Value $1 per Share    11,000,737 as of November 30, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

                           CASCADE NATURAL GAS CORPORATION
         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K
                     For the Fiscal Year Ended September 30, 1997

                                  Table of Contents

                                                                            Page
                                                                            ----
Number
------

Part I
        Item  1 - Business                                                   3
        Item  2 - Properties                                                10
        Item  3 - Legal Proceedings                                         11
        Item  4 - Submission of Matters to a Vote of Security Holders       11
        Executive Officers of the Registrant                                12

Part II
        Item  5 - Market for Registrant's Common Equity and
                    Related Stockholder Matters                             13
        Item  6 - Selected Financial Data                                   14
        Item  7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     16
        Item  7a- Quantitative and Qualitative Disclosures about
                    Market Risk                                             21
        Item  8 - Financial Statements and Supplementary Data               22
        Item  9 - Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                     43

Part III
        Item 10 - Directors and Executive Officers of the Registrant        43
        Item 11 - Executive Compensation                                    43
        Item 12 - Security Ownership of Certain Beneficial Owners
                    and Management                                          43
        Item 13 - Certain Relationships and Related Transactions            43

Part IV
        Item 14 - Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                     44

Signatures                                                                  45

Index to Exhibits                                                           46

ITEM 1. BUSINESS.

GENERAL

     Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 16% of its gas distribution revenues are from the state of Oregon.

     At September 30, 1997, there were 135,126 residential customers, 24,591 commercial customers, 347 firm industrial customers and 21 traditional interruptible customers, all of which are classified as core customers. In addition, there were 162 non-core customers. In the twelve month periods ended September 30, 1997 and September 30, 1996, residential and commercial customers accounted for 64% of the operating margin, and 20% of the total gas deliveries. The non-core customers (including transportation service) provided the remaining operating margin and throughput.

STATE REGULATION

     The Company's rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission
(OPUC).

     Cascade's gas supply contracts provide for annual review of gas prices for possible adjustment. To the extent that prices are changed for core customers, Cascade is able to pass the effect of such changes, subject to regulatory review, to its customers by means of a periodic purchased gas cost adjustment
(PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA. With respect to such gas supplies delivered to Oregon customers, 80% of the cost changes between PGA effective dates is so deferred. The remaining 20% (increase or decrease) is absorbed by the Company.

     The Company is also subject to state regulation with respect to integrated resource planning, and its most recent update of its Integrated Resource Plan
(IRP) was filed in 1996 with both the WUTC and the OPUC. The IRP shows the Company's plan for the best set of supply and demand side resources that minimizes costs and has acceptable levels of deliverability risk over the twenty-year planning horizon. The IRP also sets forth possible growth scenarios for core customers and throughput for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage. The Company's investments in cost-effective demand side resources are recoverable in rates in both Washington and Oregon.

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

NATURAL GAS SUPPLY

     The majority of Cascade's supply of natural gas is transported via Williams Gas Pipelines - West (Williams), formerly Northwest Pipeline Corporation. Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is also a shipper on the Pacific Gas Transmission Company (PGT) system. PGT owns and operates a gas transmission line that connects with the facilities of the Alberta Natural Gas Company, Ltd. at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California.

     Presently, baseload requirements for Cascade's core market group are provided by six major gas supply contracts with various expiration dates from 1998 through 2008 and totaling 714,830 therms per day. Approximately 93% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements with Williams. One extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second with the Washington Water Power Company (WWP) has a primary term ending April 30, 2001 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

     In addition to underground and LNG storage, Cascade has entered into contracts with two of its major industrial customers whereby each customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. Cascade then takes the end-user's firm gas supply and pipeline capacity to serve its core markets. In return, Cascade reimburses the end-user for the cost of its alternate fuel and pipeline capacity. Since the end-user is also a distribution customer of Cascade, the supply is already being delivered to Cascade's system and is merely diverted to other, core customers, allowing for even greater accommodation of late day demand spikes. Because the end-user's response is dictated by contract and firm gas supply and firm pipeline capacity is involved, this type of resource is highly flexible and reliable. The associated costs of this resource, including the loss of distribution revenue and depending upon the relative price of the alternate fuel, may be less expensive than the cycle cost of storage or maintaining pipeline capacity on a year-round basis, plus a seasonal firm gas supply in order to meet growth in peak day demand. Both of these agreements have met the test for the "least cost resource alternative" under Cascade's Integrated Resource Plan ("IRP") process. One such peak shaving agreement entitles Cascade to call on 150,000 therms per day up to a seasonal total of 3,000,000 therms. This contract expires on September 30, 2014. The second peak shaving agreement, which expires on April 30, 2014, entitles Cascade to call on a maximum of 500,000 therms per day and up to a seasonal total of 3,000,000 therms.

     Commencing December, 1995, Cascade entered into two peaking service agreements with Canadian gas suppliers. These agreements provide for a maximum daily quantity of 250,000 therms on peak days and a renewable inventory of 6,000,000 therms. Cascade can call upon these two service agreements any day during the peak winter months of December, January and February. These service agreements, while less reliable than firm storage service, are more flexible than baseload gas supply contracts. Both agreements allow for same day nomination and city gate delivery at a competitive cost. Each agreement has a primary term of three years ending February, 1998.

     Cascade maintains a diversified portfolio of natural gas supplies. During 1997, Cascade purchased approximately 79% of its gas supplies from firm gas supply contracts and 21% from 30-day spot market contracts. In addition, 642,059,914 therms of customer purchased supplies were transported across Cascade facilities.

CURRENT FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

     The following is a summary of current issues subject to FERC regulation that will affect the amount the Company pays for interstate transportation of natural gas supplies. Since the policies of the WUTC and the OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of these issues will not affect its net earnings.

     On October 16, 1997 the FERC issued an order denying rehearing of the June 11 order on Williams' oldest pending rate case, RP93-5. In the June order, FERC set policy on a method for determining a pipeline's rate of return on equity. The policy set Williams' rate of return on equity at 12.59%. The FERC had originally allowed Williams a 13.2% rate of return. The rates from RP93-5 were in effect, subject to refund, from April 1, 1993 until November 1, 1994. The lower rate of return will ultimately result in refunds from that period.

     The FERC has not yet acted on the single issue under contention in the Williams RP94-220 case. The issue involves the desire of the Canadian Association of Petroleum Producers (CAPP) to have a mileage based zonal rate replace Williams' current "postage stamp" rate which does not recognize distance of flow. The Administrative Law Judge filed his initial decision in March, 1997 rejecting CAPP's arguments. RP94-220 rates were in effect from November 1, 1994 until February 1, 1996.

     The initial decision from the Administrative Law Judge following litigation of the Williams rate case RP95-409 is still pending. Final briefs were submitted in March, 1997. One of the primary issues involves the FERC policy for calculating the pipeline's rate of return on equity established in RP93-5 and its application in this case. The rates from RP95-409 were in effect, subject to refund, from February 1, 1996 until March 1, 1997.

     A settlement of Williams' most recent rate case, RP96-367, was filed with the FERC in July 1997 and approved by the Commission on November 25, 1997. In its approval, the FERC noted that the settlement not only eliminated the rate increase in RP96-367 but reduced rates below the earlier RP95-409 level. Under terms of the settlement, Williams cannot file for another general rate case before December 31, 1999. In the six rate cases filed by Williams in the last seven years, this is the first total settlement and avoids expensive and protracted litigation of past and present issues.

COST OF PURCHASED GAS

     Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation. Currently core gas prices are based 28% on firm or fixed pricing and 72% on index based prices. This diversity, together with use of storage volumes at a value determined at the time of injection, provides Cascade with the ability to mitigate the effects of short term, unexpected spikes in the market price of natural gas.

CURTAILMENT PROCEDURES

     In previous heating seasons, cold weather has required Cascade to significantly curtail deliveries to its interruptible customers. Cascade has not curtailed any firm customers, except under force majeure provisions. Cascade's tariffs effective in Washington and Oregon allow for curtailment of interruptible services, which are provided at rates lower than for firm services. In the event of curtailment by Cascade of firm service due to force majeure, Cascade's tariffs provide that it shall not be liable for damages or otherwise to any customer for failure to deliver gas curtailed in accordance with the provisions of the tariffs. The tariffs provide for appropriate adjustment of the monthly bill of firm customers curtailed by reason of an insufficient supply of gas.

OREGON RATE SETTLEMENT

     For a description of the settlement, effective September 1, 1997, of a reduction of rates charged to customers in Oregon, see "Regulatory Matters" under Item 7.

TERRITORY SERVED AND FRANCHISES

     The population of communities served by Cascade totals approximately 744,000. Cascade has all the franchises necessary for the distribution of natural gas in the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

     In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 1998 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

     Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality," below.

     Agreements with Cascade's principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on 30-days' notice.

     The principal industrial activities in Cascade's service area include the production of pulp, paper and converted paper products, plywood, chemical fertilizers, industrial chemicals, cement, clay and ceramic products, textiles, refining of crude oil, producing and forming of aluminum, the processing and canning of many types of vegetable, fruit and fish products, processing of milk products, meat processing and the drying and curing of wood and agricultural products.

SEASONALITY

     Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 1997, 67% of operating revenues and 102% of earnings from operations were derived from the first two quarters (October 1996 through March
1997). Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not indicative of results to be expected for the year.

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

     In addition to multiple alternative fuels, the Company competes with other sellers of natural gas because of the potential for bypass of the Company's facilities. Bypass refers to actual or prospective customers which install their own facilities and connect directly to an upstream pipeline and thereby "bypass" the distribution company's service. The Company has experienced bypass but has also experienced success in offering competitive rates to reduce economic incentives to bypass.

     The Bonneville Power Administration (BPA) is a major supplier of hydro-electric power in the Pacific Northwest including Cascade's service area. BPA significantly influences the electric rates of all classes of customers including those applications in direct competition with natural gas marketed by Cascade.

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

     In the early 1950's, the Company acquired other corporations that owned several of the gas distribution systems Cascade operates today. Among these acquisitions, the Company has identified to date twelve small manufactured gas plants which had used oil or coal as feedstock to produce manufactured gas. Some of the waste byproducts of the manufacturing process contain hazardous substances which, if found in sufficient concentrations, could pose environmental problems.

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

     During 1995, a claim related to environmental contamination from a former manufactured gas plant site in Oregon, previously operated by a predecessor corporation of the Company, was filed by the present property owner, which is a municipal corporation. The claim requested that the Company assume responsibility for investigation and possible cleanup of alleged contamination on the property. The property owner and its consultants, working with the Oregon Department of Environmental Quality (DEQ), have been in charge of the site investigation and its pace. The original consultant's study was completed in December 1995, and disclosed to the DEQ by the owner in January 1996. Since August 1996, DEQ and the owner have been negotiating an intragovernmental agreement for how the next steps in the site investigation will be administered. At this date it appears that contamination is present at the site, but there is no estimate of the extent of possible clean-up costs. Further, there has been no agreement reached as to how such costs will be shared by the various parties. At such time as the Company's obligation for remediation costs can be reasonably estimated, accruals will be recorded and disclosures will be made in accordance with applicable accounting standards. To the extent the Company may be responsible for any portion of such costs, it intends to seek contribution from other responsible parties, recovery from its insurers and appropriate rate relief. See Note 10 under Notes to Consolidated Financial Statements.

     As reported in the 10-Q report for the quarter ended March 31, 1997, the Company has received notice of, and is investigating allegations of, environmental contamination from a former manufactured gas plant site in Washington previously operated by the Company. The Company has begun an investigation, but has not yet determined the existence or extent of the alleged contamination. To the extent the Company may be responsible for all or part of the cost relating to such contamination, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief to the extent of remaining expense incurred. Based on information received to date, the Company is not aware of hazardous substances present at any of the other plant sites at levels that would require remediation.

CAPITAL EXPENDITURES

     Capital expenditures for fiscal 1998 are budgeted at $31.1 million. Including the 1998 budget, the Company will have spent over $160,000,000 in new plant in the five years ending in 1998, which is roughly equivalent to the amount expended during the nine year period from 1985 through 1993. Capital expenditures are primarily to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization.

     The Company is currently forecasting that capital expenditures will total approximately $150,000,000 over the next five years, reflecting expectations that growth in the number of customers will continue at a pace similar to recent experience.

NON-UTILITY SUBSIDIARIES

     Cascade has four non-utility subsidiaries, only one of which is actively engaged in business at present. This subsidiary is engaged in the servicing of loans which were made to Cascade's gas customers to finance their purchases of energy-efficient appliances. As of September 1997, the subsidiary no longer makes new loans. The subsidiaries, which in the aggregate account for less than 1% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial statements.

PERSONNEL

     At September 30, 1997, Cascade had 484 employees. Of the total employees, 217 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 1999, and thereafter until terminated by either party on sixty days notice.

Historical Summary of Operating Statistics
 Fiscal Years Ended September 30

                                                     1997       1996         1995        1994         1993
 Natural Gas Deliveries to Customers
(thousands of therms)
   Residential                                       110,137     101,779       93,524      83,912       86,284
   Commercial                                        107,310     103,433      101,145      95,695      101,057
   Industrial and other                              851,357     834,363      768,537     666,698      507,957
                                                 ----------- -----------  ----------- -----------  -----------
                                                   1,068,804   1,039,575      963,206     846,305      695,298
                                                 ----------- -----------  ----------- -----------  -----------

 Average Number of Customers
   Residential                                       134,857     127,089      119,633     111,055      102,354
   Commercial                                         24,682      23,741       22,755      21,794       20,968
   Industrial and other                                  500         482          462         447          428
                                                 ----------- -----------  ----------- -----------  -----------
                                                     160,039     151,312      142,850     133,296      123,750
                                                 ----------- -----------  ----------- -----------  -----------
                                                 ----------- -----------  ----------- -----------  -----------

 Total Customers at End of Year                      160,247     152,116      143,372     134,823      124,963

 Average Annual Therm Usage per Customer
   Residential                                           817         801          782         756          843
   Commercial                                          4,348       4,357        4,445       4,391        4,820
   Industrial and other                            1,702,714   1,731,044    1,663,500   1,491,494    1,186,815

 Heating Degree Days (30-year avg.   5,675)            5,525       5,620        5,607       5,301        6,129

 Daily Sendout (thousands of therms)
   Peak day for the year                               4,832       4,863        3,955       3,341        3,134
   Average day for the year                            2,928       2,840        2,639       2,319        1,905

 Employees at End of Year                                484         478          479         473          465

 Customers Per Employee at End of Year                   331         318          299         285          269

 Capitalization Ratios at End of Year
   Common shareholders' equity                         44.3%       50.1%        39.6%       42.7%        46.7%
   Preferred stock                                      2.6%        3.1%         3.3%        3.8%         4.5%
   Long-term debt (incl. current maturities)           48.0%       46.8%        48.4%       41.4%        40.9%
   Short-term debt                                      5.1%        0.0%         8.7%       12.1%         7.9%
                                                 ----------- -----------  ----------- -----------  -----------
                                                      100.0%      100.0%       100.0%      100.0%       100.0%
                                                 ----------- -----------  ----------- -----------  -----------
                                                 ----------- -----------  ----------- -----------  -----------



ITEM 2. PROPERTIES.

     At September 30, 1997, Cascade's utility plant investments included approximately 4,113 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches and 2,630 miles of service lines.

     The distribution and transmission mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

     Cascade owns at present twenty-two buildings used for operations, office space and warehousing in Washington and eight such buildings in Oregon. It leases an additional five commercial offices. Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade's present and anticipated needs. All facilities are substantially utilized.



ITEM 3.  LEGAL PROCEEDINGS

     See Item 1, Business, under "Environmental".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company, as of December 1, 1997, are as follows:

                                                                                Year
                                                                                Became
Name                                 Office                       Age           Officer
---------------------------------------------------------------------------------------
W. Brian Matsuyama            Chairman of the Board and
                              Chief Executive Officer              51           1987

Ralph E. Boyd                 President and Chief
                              Operating Officer                    60           1988

Jon T. Stoltz                 Senior Vice President -
                              Planning and Rates                   50           1981

Larry E. Anderson             Vice President -
                              Operations                           49           1995

O. LeRoy Beaudry              Vice President -
                              Consumer and Public Affairs          59           1981

King C. Oberg                 Vice President -
                              Gas Supply                           56           1993

Larry C. Rosok                Vice President - Human Resources,
                              and Corporate Secretary              41           1995

Calvin R. Steele              Vice President -
                              Information Technology               58           1991

J. D. Wessling                Vice President - Finance, and
                              Chief Financial Officer              54           1995

James E. Haug                 Controller and Chief
                              Accounting Officer                   48           1981


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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

                                  Fiscal 1997               Fiscal 1996
                                  -----------               -----------
           Quarter            High           Low        High           Low
           -------            ----           ---        ----           ---
        December 31          17-1/2        15-5/8      17-3/8         14-5/8
        March 31             17-1/8        15-3/8      16-5/8           15
        June 30                 17         15-1/4        16           13-3/8
        September 30        17-11/16       15-7/8      16-1/2         13-3/4



     At November 30, 1997, there were approximately 10,035 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

                                                 Fiscal           Fiscal
                            Quarter               1997             1996
                            -------               ----             ----

                         December 31           $  0.24           $  0.24
                         March 31              $  0.24           $  0.24
                         June 30               $  0.24           $  0.24
                         September 30          $  0.24           $  0.24

ITEM 6. SELECTED FINANCIAL DATA.

(dollars in thousands except per share data)

                                              Year Ended    Nine Months
                                                Sep 30      Ended Sep 30      Twelve Months Ended December 31
                                              ---------    --------------   -------------------------------------
                                                 1997          1996            1995          1994          1993
STATEMENTS OF OPERATIONS:

 Operating Revenues                             195,786        127,665        182,744        192,410      187,454
 Less: Gas Purchases                            104,342         69,679        102,858        118,083      113,500
   Revenue Taxes                                 12,430          8,420         11,480         11,500       11,095
                                              ---------      ---------      ---------      ---------    ---------
 Operating Margin                                79,014         49,566         68,406         62,827       62,859
                                              ---------      ---------      ---------      ---------    ---------
 Cost of Operations:
   Operating expenses                            35,670         25,058         30,818         30,202       27,856
   Depreciation and amortization                 13,416          9,362         11,733         10,921        9,964
   Property and payroll taxes                     3,989          3,181          4,051          4,039        3,757
                                              ---------      ---------      ---------      ---------    ---------
                                                 53,075         37,601         46,602         45,162       41,577
                                              ---------      ---------      ---------      ---------    ---------
 Earnings From Operations                        25,939         11,965         21,804         17,665       21,282
                                              ---------      ---------      ---------      ---------    ---------
 Nonoperating Expense (Income):
   Interest                                       9,436          7,459          9,938          8,090        7,038
   Interest charged to construction                (532)          (569)          (394)          (203)        (323)
                                              ---------      ---------      ---------      ---------    ---------
                                                  8,904          6,890          9,544          7,887        6,715
   Amortization of debt issuance expense            612            459            606            593          562
   Other                                           (467)            (2)          (586)           (80)        (113)
                                              ---------      ---------      ---------      ---------    ---------
                                                  9,049          7,347          9,564          8,400        7,164
                                              ---------      ---------      ---------      ---------    ---------
 Earnings Before Income Taxes
   and Cumulative Effect of Change in
   Accounting Method                             16,890          4,618         12,240          9,265       14,118
 Income Taxes                                     6,263          1,606          4,508          3,505        5,224
                                              ---------      ---------      ---------      ---------    ---------

 Earnings Before Cumulative
   Effect of Change in Accounting Method         10,627          3,012          7,732          5,760        8,894
 Cumulative effect of change in
   accounting method                                -              -              -              -            209
                                              ---------      ---------      ---------      ---------    ---------
 Net Earnings                                    10,627          3,012          7,732          5,760        9,103
 Preferred Dividends                                510            393            539            558          580
                                              ---------      ---------      ---------      ---------    ---------
 Net Earnings Available to
   Common Shareholders                         $ 10,117       $  2,619       $  7,193       $  5,202     $  8,523
                                              ---------      ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------      ---------    ---------
 Common Stock Outstanding
   (thousands of shares):
   End of year                                   10,967         10,787          9,144          8,912        8,566
   Average                                       10,843          9,266          8,997          8,707        7,915

 Earnings per Common Share
   Before cumulative effect of change
     in accounting method                      $   0.93       $   0.28       $   0.80       $   0.60     $   1.05
   Cumulative effect of change
     in accounting method                           -              -              -              -           0.03
                                              ---------      ---------      ---------      ---------    ---------
 Net Earnings per Common Share                 $   0.93       $   0.28       $   0.80       $   0.60     $   1.08
                                              ---------      ---------      ---------      ---------    ---------


ITEM 6. SELECTED FINANCIAL DATA. (CONTINUED)

(dollars in thousands except per share data)
                                                                  At September 30                      At December 31
                                                             ------------------------     ---------------------------------------
                                                                1997          1996            1995         1994          1993
RETAINED EARNINGS:
   Beginning of the year                                     $   4,901      $   9,297      $  10,806    $  14,076      $  13,455
   Net earnings available to
     common shareholders                                        10,117          2,619          7,193        5,202          8,523
   Common dividends                                            (10,465)        (7,015)        (8,702)      (8,472)        (7,902)
                                                            -----------    -----------    -----------   -----------   -----------
   End of the year                                           $   4,553      $   4,901      $   9,297    $  10,806      $  14,076
                                                            -----------    -----------    -----------   -----------   -----------
                                                            -----------    -----------    -----------   -----------   -----------

CAPITAL STRUCTURE:
   Common shareholders' equity                               $ 111,662      $ 109,126      $  89,539    $  87,710      $  85,702
   Redeemable preferred stocks                                   6,630          6,851          6,851        7,217          7,528
                                                            -----------    -----------    -----------   -----------   -----------

   Debt:
       Long-term debt                                          121,150        101,850        102,100      100,000         87,000
       Notes Payable and Commercial Paper                       12,900            -           32,000       14,501         13,502
       Current maturities of long-term debt                        -              -              -          5,000            -
                                                            -----------    -----------    -----------   -----------   -----------
                                                               134,050        101,850        134,100      119,501        100,502
                                                            -----------    -----------    -----------   -----------   -----------

   Total capital                                             $ 252,342      $ 217,827      $ 230,490    $ 214,428      $ 193,732
                                                            -----------    -----------    -----------   -----------   -----------
                                                            -----------    -----------    -----------   -----------   -----------

FINANCIAL RATIOS:
   Return on common shareholders' equity                         9.16%          7.88%          8.12%        6.00%         11.00%

   Common stock dividend payout ratio                             103%           257%           120%         161%            87%

     Dividends declared per common share                     $    0.96      $    0.72      $    0.96    $    0.96      $    0.94

   Fixed charge coverage (before income tax deduction):
       Times interest earned                                      2.68           2.17           2.16         2.07           2.86
       Times interest and preferred
         dividends earned                                         2.48           2.01           2.00         1.87           2.55

   Book value per year-end share
     of common stock                                         $   10.18      $   10.12      $    9.79    $    9.84      $   10.00

UTILITY PLANT:
   Utility plant - end of year                               $ 416,365      $ 383,771      $ 362,924    $ 333,863      $ 310,288
   Accumulated depreciation                                    160,332        147,599        138,831      127,806        117,925
                                                            -----------    -----------    -----------   -----------   -----------
   Net plant                                                 $ 256,033      $ 236,172      $ 224,093    $ 206,057      $ 192,363
                                                            -----------    -----------    -----------   -----------   -----------
                                                            -----------    -----------    -----------   -----------   -----------

   Construction expenditures, net
       of contributions in aid                               $  21,626      $  26,053      $  37,637    $  27,251      $  32,990
                                                            -----------    -----------    -----------   -----------   -----------
                                                            -----------    -----------    -----------   -----------   -----------

   Total assets                                              $ 307,703      $ 296,381      $ 296,898    $ 273,090      $ 252,690
                                                            -----------    -----------    -----------   -----------   -----------
                                                            -----------    -----------    -----------   -----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the 12-month period ended September 30, 1997, and the unaudited twelve month periods ended September 30, 1996, and 1995, and cash flows for the 12-month period ended September 30, 1997, the nine-month transition period ended September 30, 1996, and the year ended December 31, 1995. As of September 30, 1996, the Company adopted a fiscal year ending September 30. Previously, the fiscal year coincided with the calendar year. The new year end is more compatible with the Company's business cycle, and provides for reporting of a heating season (October through March) in a single fiscal year.

RESULTS OF OPERATIONS

     Results of operations for the three fiscal periods were as follows:


                                                    12 months ended September 30
     (THOUSANDS EXCEPT PER SHARE DATA)           1997           1996*          1995*
                                            ------------------------------------------
 Operating Revenues                         $   195,786    $   184,572    $   188,370
 Less:     Gas purchases                        104,342        101,299        108,600
           Revenue taxes                         12,430         11,692         11,682
                                            ------------------------------------------
 Operating Margin                                79,014         71,581         68,088
                                            ------------------------------------------
 Cost of Operations
   Operating expenses                            35,670         32,776         30,456
   Depreciation and amortization                 13,416         12,389         12,141
   Property and payroll taxes                     3,989          4,115          3,986
                                            ------------------------------------------
                                                 53,075         49,280         46,583
                                            ------------------------------------------
   Earnings from operations                      25,939         22,301         21,505
 Nonoperating Expense (Income)
   Interest                                       9,436         10,101          9,632
   Interest charged to construction                (532)          (753)          (292)
                                            ------------------------------------------
                                                  8,904          9,348          9,340
   Amortization of debt issuance expense            612            612            603
   Other                                           (467)          (142)          (115)
                                            ------------------------------------------
                                                  9,049          9,818          9,828
                                            ------------------------------------------
 Earnings Before Income Taxes                    16,890         12,483         11,677
 Income Taxes                                     6,263          4,272          4,590
                                            ------------------------------------------
 Net Earnings                                    10,627          8,211          7,087
 Preferred Dividends                                510            524            544
                                            ------------------------------------------
 Net Earnings Available to
   Common Shareholders                      $    10,117    $     7,687    $     6,543
 Common Shares Outstanding:
   Weighted average                              10,843          9,204          8,936
   End of period                                 10,967         10,787          9,098

 Net Earnings per Common Share              $      0.93    $      0.84    $      0.73

                                                            *unaudited     *unaudited

EARNINGS PER SHARE

     Per share results for the 12 months ended September 30, 1997 were 10.7% greater than the twelve months ended September 30, 1996. Earnings were affected primarily by operating margins. In fiscal year 1997 earnings were reduced $.06 per share from gas cost increases in the state of Oregon. In fiscal year 1996 earnings were negatively affected $.10 per share due to a second-quarter (ended June 30, 1996) charge against income for unrecovered gas costs and valuation adjustments to non-utility assets.

OPERATING MARGIN

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table.


RESIDENTIAL AND COMMERCIAL OPERATING MARGINS
(DOLLARS IN THOUSANDS)

                                             (12 MONTHS ENDED SEPTEMBER 30)
                                              1997        1996         1995
----------------------------------------------------------------------------

DEGREE DAYS                                  5,525       5,620        5,607
AVERAGE NUMBER OF CUSTOMERS
  Residential                              134,857     127,089      119,633
  Commercial                                24,682      23,741       22,755
AVERAGE THERM USAGE PER CUSTOMER
  Residential                                  817         801          782
  Commercial                                 4,348       4,357        4,445
OPERATING MARGIN
  Residential                            $  29,725   $  26,100    $  23,586
  Commercial                             $  20,523   $  19,794    $  18,255


     Fiscal 1997 operating margins from sales to residential and commercial customers were up $4,355,000, or 9.5% over the twelve months ended September 30, 1996 (fiscal 1996). Factors contributing to this increase were customer growth, higher therm usage per residential customer, and new state of Washington tariff rates effective August 1, 1996. These factors resulted in margin increases of approximately $2,426,000, $452,000 and $3,612,000, respectively. Somewhat offsetting these increases were two factors. First, $1,652,000 of gas cost increases were absorbed in the state of Oregon. Second, rates to Oregon customers were decreased to recognize decreased property tax expense (see "Cost of Operations"), reducing margins by approximately $470,000. Consumption per customer is driven by the mix of customers, particularly in the commercial class, the number and type of appliances used, and weather. Weather for 1997, as measured by estimated degree days, was approximately 1.7% warmer than fiscal 1996.

     Fiscal 1996 margins from residential and commercial customers increased by $4,053,000 over the twelve months ended September 30, 1995 (fiscal 1995), primarily due to 8,442 new customers, coupled with a moderate increase in the average gas usage per residential customer.

     INDUSTRIAL AND OTHER MARGIN. The comparison of operating margin from industrial and other customers is affected by the charge of $1,253,000, related to unrecovered gas cost, recorded in the June 1996 quarter. Other than the effect of this charge, margins increased by $1,826,000, or 6.8%, for fiscal 1997. These increases are primarily due to the addition of 20 new customers, including service to a new cogeneration customer that began commercial operation in June 1996.

     Fiscal 1996 margins from industrial and other customers declined by approximately $560,000 from fiscal 1995, due primarily to the 1996 charge mentioned above. Other than this charge, margins increased by approximately $693,000 attributable to the cogeneration customer that started in June 1996 and another one that commenced June 1995.

COST OF OPERATIONS

     Cost of operations consists of operating expenses, depreciation and amortization, and property and payroll taxes. For the twelve-month periods ended September 30, 1997, 1996, and 1995, these amounts were $53,075,000, $49,280,000, and $46,583,000, respectively.

     OPERATING EXPENSES for fiscal 1997, which are primarily labor and benefits expenses, increased by $2,894,000, or 8.8%, over fiscal 1996. Of this increase, $1,269,000 is attributable to deferred recognition of Postretirement Benefits Other than Pensions (PBOP). From January 1993 through July 1996, a portion of PBOP expenses were deferred, in accordance with a policy statement issued by the Washington Utilities and Transportation Commission in 1992. Concurrent with the settlement of the Washington rate case, effective August 1, 1996, ongoing PBOP expenses are no longer deferred, and amortization of the previously deferred amounts is also included in operating expenses, resulting in the expense increase. The new customer rates include recognition of this higher level of PBOP expenses. Labor costs increased by $990,000, or 4.5%, related to normal wage and salary rate adjustments, as well as to higher compensation levels commensurate with a more highly skilled work force.

     Fiscal 1996 expenses increased by $2,320,000 or 7.6% over fiscal 1995. These increases were primarily attributable to payroll and benefit plan cost increases, as well as additional costs related to the change in the Company's fiscal year.

     DEPRECIATION AND AMORTIZATION for fiscal 1997 increased by $1,027,000, or 8.3% over fiscal 1996, which is attributable to increases in depreciable utility plant to serve a growing customer base.

     PROPERTY AND PAYROLL TAXES for fiscal 1997 decreased by $126,000, or 3.1%, compared to fiscal 1996. Higher property taxes related to increases in assets are more than offset by reductions in Oregon tax rates resulting from a 1990 voter referendum. These Oregon rate reductions have no significant effect on net earnings because the effect of reductions had previously been deferred in accordance with the policy established by the Oregon Public Utility Commission. These deferrals are currently being amortized, resulting in current recognition of the effect of the reductions, and rates charged to Oregon customers have been reduced accordingly (see "Operating Margin").

     Increases in depreciation and amortization and in property and payroll taxes in fiscal 1996 over fiscal 1995 are primarily due to increases in utility plant.

NONOPERATING EXPENSE (INCOME)

     Interest expense decreased by $665,000 or 6.6% from fiscal 1996. This is due to lower average amounts of short-term debt outstanding, and interest accruals on deferred gas cost savings, partially offset by lower interest accruals on deferred gas cost increases.

     Other non-operating income increased by $325,000 to $467,000. The primary factors resulting in this increase were a 1997 gain of $140,000 on the sale of a parcel of land, compared to a 1996 charge of $311,000 relating to valuation reserves against other assets. Additionally, there was less interest income in fiscal 1997 because of fewer amounts of appliance loans outstanding.

INCOME TAXES

     The increase in the provision for federal and state income taxes is primarily attributable to the increase in pre-tax earnings.


LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary company has a $5 million five-year revolving credit facility used for non-regulated business, and at September 30, 1997, $1.15 million was outstanding. The Company also has $30 million of uncommitted lines from three banks.

     The balance of Medium-Term Notes at September 30, 1997 was $120 million. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Operating activities resulted in a net cash flow of $46,000 for fiscal 1997, compared to $39,230,000 for the nine-month transition period ended September 30, 1996, in spite of increased net earnings. The reduction is primarily due to higher gas costs incurred during the 1996 - 1997 heating season. For 1997, the cost of gas purchased exceeded the gas cost used to establish the Company's sales tariffs, resulting in a negative cash flow of $15,288,000. For the nine months ended September 30, 1996, the cost of gas was less than the gas cost level established in the Company's sales tariffs, resulting in a positive cash flow of $10,644,000. This represents a difference of $25,932,000 between the two periods. The effect of these differences in gas costs, except the Oregon amounts absorbed by the Company, as discussed above under "Operating Margin", has been deferred, and thus had no effect on net earnings. The Company will file for recovery of these deferred amounts from customers through purchased gas rate adjustments over future periods. By the end of fiscal 1997, gas costs returned to a level approximately equivalent to the base cost level established in the Company's tariffs.

     Operating Activities were also affected by seasonal changes in accounts receivable, accounts payable, accrued expenses, prepaid expenses, and other, resulting in decreased cash flow of $21,775,000 from the nine-month transition period ended September 30, 1996.

INVESTING ACTIVITIES

     Cash used by investing activities in fiscal 1997 was $21,166,000, compared to $25,208,000 for the 1996 transition period. The reduction in investing activities is the result of an unusually high amount, $7,540,000, of customer contributions in aid and advances for construction primarily related to expenditures on a project completed in fiscal 1996. In the prior period, the level of customer contributions in aid and advances for construction was a more normal $405,000.

     Budgeted capital expenditures for fiscal 1998 are approximately $31.1 million, which is expected to be financed approximately 50% from operating activities, and 50% from a combination of debt and equity financing.

FINANCING ACTIVITIES

     The principal financing activity for 1997 was the issuance of $20,000,000 of new medium-term notes, completed in September. In addition the Company raised $1,747,000 of new equity capital through its dividend reinvestment program and through sales of common stock to its 401(k) plan.

REGULATORY MATTERS

     For the past seven years, the Company has been able to achieve normalized results in Oregon greater than its allowed rate of return. Recognizing that the limitations inherent in traditional utility regulation could, at some point, inhibit further productivity improvements in that state, the Company has been cooperatively exploring alternatives with the staff of the Oregon Public Utility Commission. Ideally, both shareholders and customers should be able to benefit fairly from efficiency gains. In September, 1997, the Company decreased Oregon rates by $800,000 annually. The lower rates share with customers some of the benefits of increased productivity and lower capital costs since the Company's last general rate case in 1990, and can better serve as a starting point for new methods it may develop for sharing future improvements. The new rates are expected to reduce net income by $556,800 annually and to produce an implied return on equity of 11.8% in Oregon.

ENVIRONMENTAL MATTERS

     As reported in the Company's 10-Q reports for the quarters ended March 31 and June 30, 1997, the Company has received notice and is investigating allegations of environmental contamination from a former manufactured gas plant site in Washington previously operated by the Company. The Company has not yet determined the existence or extent of the alleged contamination. To the extent the Company may be responsible for all or part of the cost relating to such contamination, it expects to seek contribution from other site owners and its insurers, and would seek appropriate rate relief.

CONTINGENT LIABILITIES

     Like most entities that are heavily reliant on business application computer software, the Company is affected by the fact that many of its computer programs are not Year 2000 compliant. The result would be that in the year 2000, the computer programs would not operate as intended.

     The Company is currently in the process of identifying and correcting computer programs which are not Year 2000 compliant. The implementation plan will involve a combination of correcting existing program code, and acquiring new programs to replace non-compliant programs. Much of this effort will coincide with the Company's plan to upgrade its applications software over the next few years. The conversion is not expected to have a material adverse effect on the Company's results of operations, cash flows, or financial position.

FORWARD-LOOKING STATEMENTS

     Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, consolidation in the energy industry, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.






ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS REPORT


Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 1997 and 1996, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the year ended September 30, 1997, the nine months ended September 30, 1996, and the year ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the year ended September 30, 1997, the nine months ended September 30, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Seattle, Washington
November 7, 1997

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

(Dollars in thousands except per share data)
                                             Year Ended  Nine Months Ended  Year Ended
                                            September 30   September 30     December 31
                                                1997           1996             1995
                                                             (Note 2)

Operating Revenues                            $ 195,786      $ 127,665      $ 182,744
   Less
       Gas purchases                            104,342         69,679        102,858
       Revenue taxes                             12,430          8,420         11,480
                                             ----------     ----------     ----------
Operating Margin                                 79,014         49,566         68,406
                                             ----------     ----------     ----------
Cost of Operations
   Operating expenses                            35,670         25,058         30,818
   Depreciation and amortization                 13,416          9,362         11,733
   Property and payroll taxes                     3,989          3,181          4,051
                                             ----------     ----------     ----------
                                                 53,075         37,601         46,602
                                             ----------     ----------     ----------

   Earnings from operations                      25,939         11,965         21,804
                                             ----------     ----------     ----------

Nonoperating Expense (Income)
   Interest                                       9,436          7,459          9,938
   Interest charged to construction                (532)          (569)          (394)
                                             ----------     ----------     ----------
                                                  8,904          6,890          9,544
   Amortization of debt issuance expense            612            459            606
   Other                                           (467)            (2)          (586)
                                             ----------     ----------     ----------
                                                  9,049          7,347          9,564
                                             ----------     ----------     ----------

Earnings Before Income Taxes                     16,890          4,618         12,240

Income Taxes                                      6,263          1,606          4,508
                                             ----------     ----------     ----------

Net Earnings                                     10,627          3,012          7,732

Preferred Dividends                                 510            393            539
                                             ----------     ----------     ----------

Net Earnings Available to Common
  Shareholders                                $  10,117      $   2,619      $   7,193
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

Net Earnings Per Common Share                 $    0.93      $    0.28      $    0.80
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

Average Shares Outstanding                       10,843          9,266          8,997
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

The accompanying  notes are an integral part of these financial statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                               1997          1996
ASSETS                                                       (Dollars in thousands)
Utility Plant (Note 3)                                      $  416,365     $  383,771
     Less accumulated depreciation                             160,332        147,599
                                                           -----------    -----------
                                                               256,033        236,172
     Construction work in progress                               9,192         19,497
                                                           -----------    -----------
                                                               265,225        255,669
                                                           -----------    -----------
 Other Assets
     Investments in non utility property                           668            667
     Notes receivable, less current maturities                   1,493          1,777
                                                           -----------    -----------
                                                                 2,161          2,444
                                                           -----------    -----------
 Current Assets
     Cash and cash equivalents                                   3,162            543
     Accounts receivable, less allowance of
        $529 and $439 for doubtful accounts                     11,865         11,646
     Current maturities of notes receivable                        536            631
     Materials, supplies, and inventories                        5,886          6,063
     Prepaid expenses and other assets                           7,382          5,723
                                                           -----------    -----------
                                                                28,831         24,606
                                                           -----------    -----------
 Deferred Charges                                               11,486         13,662
                                                           -----------    -----------
                                                            $  307,703     $  296,381
                                                           -----------    -----------
                                                           -----------    -----------

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS, AND LIABILITIES
Common Shareholders' Equity
     Common stock, par value $1 per share (Note 5)
        Authorized, 15,000,000 shares; issued and
        outstanding, 10,966,732 and 10,786,585 shares       $   10,967     $   10,787
     Additional paid-in capital                                 96,142         93,438
     Retained earnings                                           4,553          4,901
                                                           -----------    -----------
                                                               111,662        109,126
                                                           -----------    -----------
 Redeemable Preferred Stocks, aggregate redemption
     amount of $6,845 and $7,097 (Note 4)                        6,630          6,851
                                                           -----------    -----------

 Long-Term Debt (Note 7)                                       121,150        101,850
                                                           -----------    -----------

 Current Liabilities
     Notes payable and commercial paper (Note 6)                12,900            -
     Accounts payable                                            7,753         17,599
     Property, payroll, and excise taxes                         3,958          3,113
     Dividends and interest payable                              6,691          6,570
     Other current liabilities                                   3,680          2,931
                                                           -----------    -----------
                                                                34,982         30,213
                                                           -----------    -----------

 Deferred Credits and Other
     Gas cost changes                                            6,290         21,578
     Income taxes (Note 8)                                      16,080         16,184
     Investment tax credits                                      2,764          3,031
     Other                                                       8,145          7,548
                                                           -----------    -----------
                                                                33,279         48,341
                                                           -----------    -----------
 Commitments and Contingencies (Note 10)                           -              -
                                                           -----------    -----------
                                                            $  307,703     $  296,381
                                                           -----------    -----------
                                                           -----------    -----------

The accompanying notes are an integral part of these financial statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                         Common Stock
(Dollars in thousands except per share data)             ------------               Paid-In       Retained
                                                     Shares        Par Value        Capital       Earnings
                                                     ------        ---------        -------       --------
Balance, December 31, 1994                         8,911,661       $  8,912      $  67,992      $  10,806
   Common stock issued:
      Employee savings plan and
         retirement trust (401(k))                    50,373             50            677
      Director stock award plan                        1,200              1             15
      Dividend reinvestment plan                     181,214            181          2,409
   Redemption of preferred stock                                                         5
   Cash dividends:
      Common stock, $.96 per share                                                                 (8,702)
      Preferred stock, senior, $.55 per share                                                         (68)
      7.85% cumulative preferred stock,
         $7.85 per share                                                                             (471)
   Net earnings                                                                                     7,732
                                                ------------   ------------   ------------   ------------
Balance, December 31, 1995                         9,144,448          9,144         71,098          9,297
   Common stock issued:
      Public offering                              1,487,700          1,488         20,108
      Employee savings plan and
         retirement trust (401(k))                    33,893             34            492
      Director stock award plan                        1,800              2             26
      Dividend reinvestment plan                     118,744            119          1,714
   Cash dividends:
      Common stock, $.96 per share                                                                 (7,015)
      Preferred stock, senior, $.55 per share                                                         (40)
      7.85% cumulative preferred stock,
         $7.85 per share                                                                             (353)
   Net earnings                                                                                     3,012
                                                ------------   ------------   ------------   ------------
Balance, September 30, 1996                       10,786,585         10,787         93,438          4,901
   Common stock issued:
      Additional costs of 1996 public offering                                         (34)
      Employee savings plan and
         retirement trust (401(k))                    51,834             52            794
      Director stock award plan                        3,688              4             54
      Dividend reinvestment plan                     124,625            124          1,887
   Redemption of preferred stock                                                         3
   Cash dividends:
      Common stock, $.96 per share                                                                (10,465)
      Preferred stock, senior, $.55 per share                                                         (39)
      7.85% cumulative preferred stock,
         $7.85 per share                                                                             (471)
   Net earnings                                                                                    10,627
                                                ------------   ------------   ------------   ------------
Balance, September 30, 1997                       10,966,732      $  10,967      $  96,142       $  4,553
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------


The accompanying  notes are an integral part of these financial statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended    Nine Months Ended    Year Ended
                                                                                September 30     September 30       December 31
                                                                                    1997             1996               1995
Operating Activities
  Net earnings                                                                   $  10,627        $   3,012         $   7,732
  Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                                                  13,416            9,362            12,131
     Write-down of assets                                                              -                154               -
     Amortization of gas cost changes                                               (2,473)           1,308             3,508
     Increase (decrease) in deferred income taxes                                     (105)            (276)            1,079
     Decrease in deferred investment tax credits                                      (267)            (175)             (265)
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable                                                            (221)          14,835             2,400
       Income taxes                                                                  1,183           (2,905)              105
       Inventories                                                                      45              481               201
       Gas cost changes                                                            (12,815)           9,336             2,226
       Deferred items                                                                1,710            4,345            (4,144)
       Accounts payable and accrued expenses                                        (8,115)             281             1,560
       Prepaid expenses and other assets                                            (2,858)            (512)           (1,111)
       Other                                                                           (81)             (16)             (399)
                                                                                -----------       -----------      -----------
  Net cash provided by operating activities                                             46           39,230            25,023
                                                                                -----------       -----------      -----------

Investing Activities
  Capital expenditures                                                             (29,166)         (26,458)          (38,486)
  Customer contributions in aid of construction                                      7,540              405               849
  New consumer loans                                                                  (968)            (666)           (1,243)
  Receipts on consumer loans                                                         1,428            1,511             2,277
  Purchase of securities available for sale                                            -                -              (4,107)
  Proceeds from securities available for sale                                          -                -               5,605
                                                                                -----------       -----------      -----------
  Net cash used by investing activities                                            (21,166)         (25,208)          (35,105)
                                                                                -----------       -----------      -----------

Financing Activities
  Issuance of common stock                                                           1,747           23,155             2,293
  Redemption of preferred stock                                                       (216)             -                (362)
  Proceeds from long-term debt, net                                                 19,850              -               2,100
  Repayment of long-term debt                                                         (700)            (250)           (5,000)
  Changes in notes payable and commercial paper, net                                12,900          (32,000)           17,499
  Dividends paid                                                                    (9,842)          (6,581)           (8,200)
                                                                                -----------       -----------      -----------
  Net cash provided (used) by financing activities                                  23,739          (15,676)            8,330
                                                                                -----------       -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                 2,619           (1,654)           (1,752)

Cash and Cash Equivalents
  Beginning of year                                                                    543            2,197             3,949
                                                                                -----------       -----------      -----------
  End of year                                                                    $   3,162         $    543         $   2,197
                                                                                -----------       -----------      -----------
                                                                                -----------       -----------      -----------
Supplemental Cash Flow Information
  Cash paid during the year for:
     Interest (net of amounts capitalized)                                       $   7,938         $  6,890         $   8,597
     Income taxes                                                                $   5,606         $  1,606         $   2,786


The accompanying  notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

Cascade Natural Gas Corporation (the Company) is a local distribution company
(LDC) engaged in the distribution of natural gas. The Company's service territory consists primarily of towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho border in eastern Oregon.

As of September 30, 1997, the Company had approximately 160,000 core customers and 162 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 22% of gas deliveries and 68% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption.
 Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is generally derived only from this distribution service. The principal industrial activities of its customers include the processing of forest products, production of chemicals, refining of crude oil, production of aluminum, generation of electricity, and processing of food.

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

Change in year end: Beginning in 1996, the Company changed its fiscal year end to September 30 to include the fall-winter heating season within a single financial reporting period. As a result of this change, the reporting period for 1996, unless otherwise noted, is the nine month transition period ended September 30, 1996. Because of the seasonal nature of the business, the period ended September 30, 1996 is not indicative of a full year with respect to operations and cash flow.

Principles of consolidation: The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly owned subsidiaries:
Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC
Resources,  Inc.   All intercompany transactions have been eliminated in
consolidation.

Utility plant: Utility plant is stated at the historical cost of construction or purchase. These costs include payroll-related costs such as taxes and other employee benefits, general and administrative costs, and the estimated cost of funds used during construction. Maintenance and repairs of property, and replacements and renewals of items deemed to be less than units of property, are charged to operations. Units of utility plant retired or replaced are credited to property accounts at cost. Such amounts plus removal expense, less salvage, are charged to accumulated depreciation. In the case of a sale of non-depreciable property or major operating units, the resulting gain or loss on the sale is included in other income or expense.

Depreciation of utility plant is computed using the straight-line method. The asset lives used for computing depreciation range from five to forty years, and the weighted average annual depreciation rate is approximately 3.5%.

Investments: Investments consist primarily of real estate, classified as nonutility property carried at the lower of cost or estimated net realizable value.

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

Regulatory accounts: The Company's financial statements are prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement provides for the deferral of certain costs and benefits which would otherwise be recognized in revenue or expense, if it is probable that future rates will result in recovery from customers or refund to customers of such amounts. A regulated enterprise may prepare its financial statements according to the provisions of SFAS No. 71 only as long as: (i) the enterprise's rates for regulated services are established by or are subject to approval by an independent third party regulator; (ii) the regulated rates are designed to recover the enterprise's cost of providing the regulated services, and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels to recover the enterprise's costs can be charged to and collected from customers. If at some point in the future, the Company determines that all or a portion of the utility operations no longer meets the criteria for continued application of SFAS No. 71, the Company would be required to adopt the provisions of SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71". Adoption of SFAS No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting the criteria of SFAS No. 71.


Regulatory assets (liabilities) at September 30, 1997 and 1996 include the following:

(dollars in thousands)                           1997            1996
--------------------------------------------------------------------------
 Unamortized loss on
    reacquired debt                            $  5,556       $  6,086
 Gas cost changes                                (6,290)       (21,578)
 Deferred income taxes                           (3,128)        (3,279)
 Postretirement benefits
     other than pensions                          3,936          4,685
 Other, net                                       1,007            686
                                              ----------     ----------
Net                                            $  1,081       $(13,400)
                                              ----------     ----------
                                              ----------     ----------


Revenue recognition: The Company accrues estimated revenues for gas delivered but not billed to residential and commercial customers from the meter reading dates to month end.

Leases: The Company leases mainframe computer equipment and a majority of its vehicle fleet. These leases are classified as operating leases. The Company's primary obligation under these leases is for a twelve-month period, with options to extend the lease thereafter. Commitments beyond one year are not material. The Company has no capital leases.

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

Cash and cash equivalents: For purposes of reporting cash flows, the Company accounts for all liquid investments, with a purchased maturity of three months or less, as cash equivalents.

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

New accounting standards: In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, entitled "EARNINGS PER SHARE" and FAS No. 129, entitled "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE," which are effective for periods ending after December 15, 1997.

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

FAS No. 129 establishes standards for disclosing information about the Company's capital structure, including dividend and liquidation preferences, participation rights, call prices and disclosure of the dates and the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. The Company does not expect implementation of this standard to have a material effect on the reporting of the Company's capital structure.

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

NOTE 3 - UTILITY PLANT

Utility plant at September 30, 1997 and 1996 consists of the following components:

(dollars in thousands)                          1997           1996
------------------------------------------------------------------------
 Distribution plant                          $  363,275     $  332,094
 Transmission plant                              14,086         14,086
 Production plant                                 1,053          1,053
 General plant                                   32,414         30,999
 Intangible plant                                   212            212
 Nondepreciable plant                             5,325          5,327
                                            ------------   ------------
                                             $  416,365     $  383,771
                                            ------------   ------------


NOTE 4 - REDEEMABLE PREFERRED STOCKS

Redeemable preferred stock at September 30, 1997 and 1996 consists of the following:

(dollars in thousands)                       1997                  1996
--------------------------------------------------------------------------------
                                       Shares     Amount     Shares     Amount
 7.85% cumulative, $1.00 par value     60,000    $  6,000    60,000   $  6,000
 $.55 cumulative senior, series B
    and C, without par value           71,750         630    96,560        851
                                     ---------------------- --------------------
                                      131,750    $  6,630   156,560   $  6,851
                                     ---------------------- --------------------

The 7.85% cumulative preferred stock is subject to redemption in November, 1999. The $.55 cumulative senior preferred stock is subject to minimum annual redemption requirements, with Series B being fully redeemed in fiscal 1999, and Series C in 2001. The shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The aggregate annual preferred stock redemption requirements for the next five years are set forth in the following table:

Preferred stock redemption requirements

(dollars in thousands)
----------------------------------
  Fiscal      Shares      Amount
   1998       25,000     $   250
   1999       25,000         250
   2000       74,500       6,145
   2001        7,250          73
   2002          -           -

NOTE 5 - COMMON STOCK

At September 30, 1997, shares of common stock are reserved for issuance as follows:

                                               Number
                                             of shares
----------------------------------------------------------
Employee Savings Plan and
    Retirement Trust (401(k) plan)              145,211
Dividend Reinvestment Plan                      104,255
Director Stock Award Plan                         4,112
                                            ------------
                                                253,578
                                            ------------


The price of shares issued to the above plans is determined by the market price of shares on the day of, or immediately preceding the issuance date.

In May 1993, the Company distributed to holders of Common Stock rights ("Rights") to purchase shares of Series Z Preferred Stock on the basis of one Right for each share of Common Stock. The Rights may not be exercised and will be attached to and trade with shares of Common Stock until the Distribution Date, which will occur on the earlier of (i) the tenth day following a public announcement that there has been a "Share Acquisition", i.e., that a person or group (other than the Company and certain other persons) has acquired or obtained the right to acquire 20% or more of the outstanding Common Stock and
(ii) the tenth business day following the commencement or announcement of certain offers to acquire beneficial ownership of 30% or more of the outstanding Common Stock. Subject to restrictions on exercisability while the Rights are redeemable, each Right entitles the holder to buy from the Company one one-hundredth of a share of Series Z Preferred Stock at a price of $85, subject to adjustment. Upon the occurrence of a Share Acquisition, and provided that all necessary regulatory approvals have been obtained, each Right will thereafter entitle the holder (other than the acquiring person or group and transferees) to buy from the Company for $85, shares of Common Stock having a market value of $170, subject to adjustment.


NOTE 6 - NOTES PAYABLE AND COMMERCIAL PAPER

The Company's short-term borrowing needs are met with a $40,000,000 five year revolving credit agreement with three of its banks. The annual commitment fee is 1/8 of 1% and the committed lines of credit also support a money market facility and a commercial paper facility of a similar amount. The Company also has $30,000,000 of uncommitted lines from three banks. A subsidiary company has a $5,000,000 revolving credit facility used for non-regulated business, and at September 30, 1997, $1,150,000 was outstanding for a fixed term of five years.

                                                          September 30           December 31
(dollars in thousands)                                1997           1996            1995
----------------------------------------------------------------------------------------------
Amount outstanding                                 $  12,900       $      -      $  32,000
Average daily balance outstanding                     13,666         15,664         13,170
Average interest rate, excluding commitment fee        5.94%          5.77%          6.29%
Maximum month end amount outstanding                  21,650         27,500         32,000

NOTE 7 - LONG-TERM DEBT

Long -term debt at September 30, 1997 and 1996 consists of the following:

(dollars in thousands)       1997           1996
---------------------------------------------------

6.53% Five Year Term Note
     due 2001              $  1,150       $  1,850

Medium-term notes:
     5.77% due 1999           5,000          5,000
     5.78% due 1999           5,000          5,000
     7.18% due 2005           4,000          4,000
     7.32% due 2004          22,000         22,000
     8.38% due 2005           5,000          5,000
     8.35% due 2005           5,000          5,000
     8.50% due 2007           8,000          8,000
     8.06% due 2012          14,000         14,000
     8.10% due 2013           5,000          5,000
     8.11% due 2013           3,000          3,000
     7.95% due 2013           4,000          4,000
     8.01% due 2013          10,000         10,000
     7.95% due 2013          10,000         10,000
     7.48% due 2027          20,000            -
                        ------------   ------------
                         $  121,150     $  101,850
                        ------------   ------------


None of the long-term debt includes sinking fund requirements, and there are no current maturities at September 30, 1997. Annual obligations for redemption of long-term debt are as follows: none in 1998, $10,000,000 in 1999, none in 2000, $1,150,000 in 2001, none in 2002, and $110,000,000 thereafter.

Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $25,756,000 is available for payment of dividends as of September 30, 1997.


NOTE 8 - INCOME TAXES

Pursuant to the provisions of SFAS No. 109, the Company has recorded a deferred tax liability for the cumulative tax effect of basis differences on utility plant placed in service prior to 1981. Flow through accounting had previously been recorded with respect to these temporary differences. In addition, the Company has adjusted previously recorded deferred tax liabilities related to plant placed in service after 1980, due to reductions in tax rates. Due to regulatory policies regarding recovery of deferred taxes charged to customers through rates, a regulatory liability was recorded which offsets the effect of these adjustments to the deferred tax balances. Therefore these adjustments have had no effect on net earnings. The provision for income tax expense consists of the following:

(dollars in thousands)                     1997        1996         1995
----------------------------------------------------------------------------
 Current tax expense                     $6,785       $1,108      $2,661
 Deferred tax expense                      (256)         673       2,112
 Amortization of deferred
    investment tax credits                 (266)        (175)       (265)
                                        ---------   ----------   ---------
                                         $6,263       $1,606      $4,508
                                        ---------   ----------   ---------

A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

(dollars in thousands)                               1997      1996     1995
--------------------------------------------------------------------------------
Statutory federal income tax rate                      35%       35%       35%
Income tax calculated at statutory
  federal rate                                    $  5,911  $  1,616  $  4,284
Increase (decrease) resulting from:
   State income tax, net of federal tax benefit        122        34        86
   Non-normalized depreciation differences             380       251       339
   Amortization of investment tax credits             (266)     (175)     (265)
   Other                                               116      (120)       64
                                                  --------- --------- ----------
                                                  $  6,263  $  1,606  $  4,508
                                                  --------- --------- ----------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability at September 30, 1997 and 1996 are as follows:

(dollars in thousands)                          1997           1996
-----------------------------------------------------------------------

Deferred tax liabilities:
   Basis differences on net fixed assets      $  14,230      $  14,173
   Debt refinancing costs                         1,985          2,175
   Retirement benefit obligations                   986          1,066
                                             -----------    -----------
                                                 17,201         17,414
                                             -----------    -----------
Deferred tax assets:
   Valuation reserves                               458            363
   Retirement benefit obligations                   406            420
   Provision for doubtful accounts                  213            179
   Other                                             44            268
                                             -----------    -----------
                                                  1,121          1,230
                                             -----------    -----------
Net deferred tax liability                    $  16,080      $  16,184
                                             -----------    -----------



NOTE 9 - RETIREMENT PLANS

The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The Company provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs on a stepped basis, with full vesting upon the executive reaching age 55 and completing either five years of participation under the plan or seventeen years of employment with the company, upon death, or upon a change in control. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits equal 70% of the executive's highest salary during any of the five years preceding retirement. The plan also provides a death benefit equivalent to ten years of vested benefits. The Company funds the plan by making contributions to the Trust sufficient to assure assets held by the Trust always exceed the accumulated benefit obligation for benefits payable by the plan. The funded status of the defined benefit pension and supplemental retirement plans and amounts recognized in the Company's financial statements at September 30, 1997 and 1996 are set forth in the following table:

                                                                                                             Supplemental
                                                                               Pension Plan                 Retirement Plan
(dollars in thousands)                                                      1997           1996           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
 Actuarial present value of accumulated
  benefit obligations:
    Vested                                                               $  25,130      $  21,960      $   3,692      $   2,875
    Nonvested                                                                  767            208            465            219
                                                                        ---------------------------   ---------------------------
                                                                         $  25,897      $  22,168      $   4,157      $   3,094
                                                                        ---------------------------   ---------------------------
                                                                        ---------------------------   ---------------------------
 Projected benefit obligation for services
  rendered to date                                                       $ (29,767)     $ (25,837)     $  (4,445)     $  (3,636)
 Plan assets, at fair value, primarily common stocks,
  corporate bonds, and life insurance policies                              29,158         21,432          4,888          4,131
                                                                        ---------------------------   ---------------------------
 Projected benefit obligation (in excess of) less than plan assets            (609)        (4,405)           443            495
 Unrecognized amounts:
    Prior service cost                                                       3,399          3,464           (223)          (257)
    Loss (gain) from past experience different
      from that assumed                                                     (2,167)           871          1,082            704
    Net transition obligation                                                   13             18            927          1,028
 Adjustment to recognize minimum liability                                     -             (684)           -              -
                                                                        ---------------------------   ---------------------------
 Prepaid (accrued) pension cost                                          $     636      $    (736)     $   2,229      $   1,970
                                                                        ---------------------------   ---------------------------


Net pension cost for both plans included the following components:

(dollars in thousands)                                                        1997           1996           1995
------------------------------------------------------------------------------------------------------------------
 Service cost of benefits earned during the period                        $  1,367       $  1,095       $  1,171
 Interest cost on projected benefit obligation                               2,398          1,684          1,936
 Actual return on plan assets                                               (6,771)        (2,274)        (4,057)
 Deferral of unrecognized loss (gain) and
     amortization, net                                                       4,975          1,179          2,916
                                                                          ---------      ---------      ----------
                                                                          $  1,969       $  1,684       $  1,966
                                                                          ---------      ---------      ----------

The following assumptions were used to determine the projected benefit obligation and expected return on assets at September 30, 1997 and 1996, and December 31, 1995:

                                                      September 30   December 31
                                                     1997      1996     1995
--------------------------------------------------------------------------------
Pension plan:
 Discount rate                                      7.75%     8.25%    7.25%
 Long-term rate of return on plan assets            9.00%     9.00%    9.00%
 Rate of increase in future compensation levels     5.00%     5.00%    5.00%
Supplemental retirement plan:
 Discount rate                                      7.75%     8.25%    7.25%
 Long-term rate of return on plan assets            8.50%     8.50%    8.50%
 Rate of increase in future compensation levels     5.00%     5.00%    5.00%


401(k) PLAN. The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company will match each employee's contribution at a rate of 75% of the employee's contribution up to 6% of the employee's compensation, as defined. Prior to January 1, 1997, the matching rate was 50%. The increased contribution is in the form of Company stock. The Company recognized costs for contributions to this plan of $703,000, $377,000, and $458,000, for 1997, 1996 and 1995,
respectively.

RETIREE MEDICAL PLAN. The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company has been recording PBOP expense, as provided in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", since January 1, 1993. The Company deferred the portion of the annual PBOP accrual attributable to Washington regulated operations in excess of the cash basis of recording these expenses through July 31, 1996. The amounts so deferred were $767,000, and $1,028,000 in 1996 and 1995, respectively. On August 1, 1996 new customer tariff rates were approved by the WUTC in the general rate case. Accordingly, the PBOP deferrals ceased and the balance is being amortized concurrently with the new rates.

Amounts accrued for PBOP, not including the above mentioned deferrals, consist of the following components:

(dollars in thousands)              1997        1996        1995
-------------------------------------------------------------------

Service cost                      $    369    $    326    $    366
Net interest cost                    1,211         939       1,114
Actual return on plan assets        (1,417)       (317)       (627)
Net amortization and deferral        1,480         492         934
                                 ----------  ----------  ----------
                                  $  1,643    $  1,440    $  1,787
                                 ----------  ----------  ----------

The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following table sets forth the health care plan's funded status at September 30, 1997 and 1996:

(dollars in thousands)                                1997        1996
--------------------------------------------------------------------------

 Accumulated postretirement
   benefit obligation (APBO):
       Retirees                                    $   5,814    $   4,811
       Fully eligible active plan participants         5,389        5,416
       Other active plan participants                  6,292        5,796
                                                  -----------  -----------
                                                      17,495       16,023
 Plan assets, at fair value, primarily common
   stocks and corporate bonds                          7,741        5,376
                                                  -----------  -----------
 Funded status                                        (9,754)     (10,647)
 Unrecognized transition obligation                   10,019       10,676
 Unrecognized (gain) loss                             (1,976)      (1,678)
                                                  -----------  -----------
 Accrued postretirement benefit cost               $  (1,711)   $  (1,649)
                                                  -----------  -----------

At October 1, 1996, the per capita claims cost assumption was updated, resulting in a 6.7% decrease in the APBO. For the valuation at September 30, 1997, the discount rate was decreased from 8.25% to 7.75% and the census data was updated. These, together with the passage of time, resulted in a 17.1% increase in the APBO. In addition, plan assets increased substantially due to contributions to the plan's assets, and returns on assets.

The assumed health care cost trend rate used in measuring the APBO is 9.0% for 1998, trending down to 5.5% at 2005. A one percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 15.2% and the service and interest cost components of net postretirement health care cost by approximately 17.0%.


NOTE 10- COMMITMENTS AND CONTINGENCIES

Gas Service Contracts

The Company has entered into various transportation, supply, storage, and peaking service contracts to assure that adequate supplies of gas will be available to provide firm service to its core customers and to meet its obligations under long-term non-core customer agreements, and to assure that adequate capacity is available on interstate pipelines for the delivery of these supplies. These contracts have maturities ranging from one to 26 years, and generally provide for monthly and annual fixed demand charges and minimum purchase obligations.

The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change:

                                        Interstate       Storage
                          Firm Gas       Pipeline      and Peaking
(dollars in thousands)     Supply     Transportation     Service     Total
------------------------------------------------------------------------------

1998                    $   29,445     $   29,030      $   5,604    $ 64,079
1999                        16,483         28,893          3,903      49,279
2000                        15,691         28,893          3,903      48,487
2001                        12,633         28,893          4,165      45,691
2002                        12,350         28,741          3,515      44,606
Thereafter                  33,761        339,073         42,182     415,016
                        ----------     ----------      ---------    --------
                        $  120,363     $  483,523      $  63,272    $667,158
                        ----------     ----------      ---------    --------


Purchases under these contracts for 1997, 1996, and 1995, including commodity purchases, as well as demand charges have been as follows:

                                        Interstate       Storage
                          Firm Gas       Pipeline      and Peaking
(dollars in thousands)     Supply     Transportation     Service       Total
------------------------------------------------------------------------------

1997                     $  67,329      $  30,547        $  4,626   $  102,502
1996 (nine months)       $  32,075      $  19,002        $  3,718   $   54,795
1995                     $  45,223      $  28,548        $  4,722   $   78,493


Environmental Matters

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

Litigation

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. None of those now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Technology Risk

Like most entities that are heavily reliant on business application computer software, the Company is affected by the fact that many of its computer programs are not Year 2000 compliant. The result would be that in the year 2000, the computer programs would not operate as intended.

The Company is currently in the process of identifying and correcting computer programs which are not Year 2000 compliant. The implementation plan will involve a combination of correcting existing program code, and acquiring new programs to replace non compliant programs. Much of this effort will coincide with the Company's plan to upgrade its applications software over the next few years. The conversion is not expected to have a material adverse impact on the Company's results of operations, cash flows, or financial position.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 1997 and 1996, of financial instruments whose values are sensitive to market conditions are set forth in the following table:

                                      1997                      1996
                              Carrying    Estimated     Carrying    Estimated
(dollars in thousands)         Amount     Fair Value     Amount     Fair Value
--------------------------------------------------------------------------------

Redeemable Preferred Stock  $    6,630    $    6,815   $    6,851   $    6,757
 Long-term Debt             $  121,150    $  127,983   $  101,850   $  103,867

NOTE 12 - INTERIM RESULTS OF OPERATIONS (UNAUDITED)


(thousands except                                        Quarter Ended                              Quarter Ended
 per share data)                          9/30/97     6/30/97     3/31/97     12/31/96     9/30/96     6/30/96     3/31/96
---------------------------------------------------------------------------------------- ------------------------------------
 Operating revenues                       $25,911     $33,730     $71,174      $64,971     $26,584     $33,461     $67,620
 Gas costs and revenue taxes               14,547      19,317      43,548       39,360      15,082      21,034      41,983
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Operating margin                          11,364      14,413      27,626       25,611      11,502      12,427      25,637
 Cost of operations                        12,943      13,455      13,441       13,236      12,635      12,374      12,592
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Earnings (loss) from operations           (1,579)        958      14,185       12,375      (1,133)         53      13,045
 Interest and other, net                    2,229       2,241       2,249        2,330       2,373       2,524       2,450
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Earnings (loss) before income taxes       (3,808)     (1,283)     11,936       10,045      (3,506)     (2,471)     10,595
 Income taxes                              (1,396)       (274)      4,336        3,597      (1,504)       (715)      3,825
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Net earnings (loss)                       (2,412)     (1,009)      7,600        6,448      (2,002)     (1,756)      6,770
 Preferred dividends                          126         128         128          128         131         131         131
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Net earnings (loss) available
   to Common Shareholders                 ($2,538)    ($1,137)     $7,472       $6,320     ($2,133)    ($1,887)     $6,639
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Weighted average shares
     outstanding                           10,936      10,883      10,840       10,800       9,764       9,218       9,163
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------
 Net earnings (loss) per share             ($0.23)     ($0.10)      $0.69        $0.59      ($0.22)     ($0.20)      $0.72
                                        ----------- ----------- ----------- ------------ ----------- ----------- ------------

NOTE 13 - COMPARABLE PERIOD INFORMATION (UNAUDITED)

The following unaudited information on earnings and cash flows is presented to provide financial information on periods comparable to those presented in the audited financial statements. This information is taken from the books and records of the Company and reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

                  CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                           AVAILABLE TO COMMON SHAREHOLDERS

                                      Nine Months   Nine Months   Nine Months   Twelve Months
                                         Ended         Ended         Ended          Ended
                                        9/30/97       9/30/96       9/30/95        9/30/96
                                           (Dollars in thousands except per share data)
                                      (unaudited)                 (unaudited)    (unaudited)
Operating Revenues                    $  130,815    $  127,665    $  125,837      $  184,572
   Less
     Gas purchases                        68,653        69,679        71,238         101,299
     Revenue taxes                         8,759         8,420         8,208          11,692
                                     ------------  ------------  ------------    ------------
Operating Margin                          53,403        49,566        46,391          71,581
                                     ------------  ------------  ------------    ------------

Cost of Operations
   Operating expenses                     26,685        25,058        23,470          32,776
   Depreciation and amortization          10,193         9,362         8,273          12,389
   Property and payroll taxes              2,961         3,181         3,116           4,115
                                     ------------  ------------  ------------    ------------
                                          39,839        37,601        34,859          49,280
                                     ------------  ------------  ------------    ------------

   Earnings from operations               13,564        11,965        11,532          22,301
                                     ------------  ------------  ------------    ------------

Interest and other deductions, net         6,719         7,347         7,157           9,818
                                     ------------  ------------  ------------    ------------

Earnings Before Income Taxes               6,845         4,618         4,375          12,483

Income Taxes                               2,666         1,606         1,842           4,272
                                     ------------  ------------  ------------    ------------

Net Earnings                               4,179         3,012         2,533           8,211

Preferred Dividends                          382           393           408             524
                                     ------------  ------------  ------------    ------------

Net Earnings Available to
   Common Shareholders                $    3,797    $    2,619    $    2,125      $    7,687
                                     ------------  ------------  ------------    ------------
                                     ------------  ------------  ------------    ------------

Net Earnings Per Common Share         $     0.35    $     0.28    $     0.24      $     0.84
                                     ------------  ------------  ------------    ------------
                                     ------------  ------------  ------------    ------------

Average Shares Outstanding                10,871         9,266         8,977           9,204
                                     ------------  ------------  ------------    ------------

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Nine Months  Nine Months    Nine Months  Twelve Months
                                                                      Ended        Ended          Ended         Ended
                                                                     9/30/97      9/30/96        9/30/95       9/30/96
                                                                       (Dollars in thousands except per share data)
                                                                   (unaudited)                 (unaudited)   (unaudited)
Operating Activities
 Net earnings                                                       $  4,179      $  3,012      $  2,533      $  8,211
 Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization                                       10,193         9,362         8,998        12,496
  Write-down of assets                                                   -             154           -             154
  Amortization of gas cost changes                                    (1,871)        1,308         2,520         1,691
  Increase (decrease) in deferred income taxes                           503          (276)        1,506          (703)
  Decrease in deferred investment tax credits                           (209)         (175)         (180)         (261)
  Cash provided (used) by changes in operating assets and liabilities:
    Current assets and liabilities                                    (3,136)       12,180         7,239         8,098
    Gas cost changes                                                  (7,772)        9,336        (1,740)       14,701
    Other deferrals and non-current liabilities                          873         4,329        (1,797)          788
                                                                   ----------    ----------    ----------    ----------
 Net cash provided by operating activities                             2,760        39,230        19,079        45,175
                                                                   ----------    ----------    ----------    ----------

Investing Activities
 Capital expenditures                                                (22,182)      (26,458)      (23,118)      (41,730)
 Customer contributions in aid of construction                         1,565           405           532           624
 New consumer loans                                                     (724)         (666)         (793)       (1,116)
 Receipts on consumer loans                                            1,162         1,511         1,492         2,297
 Purchase of securities available for sale                               -             -          (1,813)       (2,293)
 Proceeds from securities available for sale                             -             -           1,230         4,375
                                                                   ----------    ----------    ----------    ----------
 Net cash used by investing activities                               (20,179)      (25,208)      (22,470)      (37,843)
                                                                   ----------    ----------    ----------    ----------

Financing Activities
 Issuance of common stock                                              1,465        23,155         1,821        23,625
 Redemption of preferred stock                                           -             -             (17)         (345)
 Proceeds from long-term debt, net                                    19,850           -             -             -
 Repayment of long-term debt                                            (400)         (250)          -          (3,150)
 Changes in notes payable and commercial paper, net                    6,706       (32,000)        4,500       (19,001)
 Dividends paid                                                       (7,399)       (6,581)       (6,144)       (8,636)
                                                                   ----------    ----------    ----------    ----------
 Net cash provided (used) by financing activities                     20,222       (15,676)          160        (7,507)
                                                                   ----------    ----------    ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents                   2,803        (1,654)       (3,231)         (175)

Cash and Cash Equivalents
 Beginning of period                                                     359         2,197         3,949           718
                                                                   ----------    ----------    ----------    ----------
 End of period                                                      $  3,162      $    543      $    718      $    543
                                                                   ----------    ----------    ----------    ----------

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Cascade Natural Gas Corporation
   and Subsidiaries

We have audited the consolidated financial statements of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1997 and 1996, and for the year ended September 30, 1997, the nine months ended September 30, 1996, and the year ended December 31, 1995, and have issued our report thereon dated November 7, 1997; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Cascade Natural Gas Corporation, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.



DELOITTE & TOUCHE LLP

Seattle, Washington
November 7, 1997

                                                                     SCHEDULE II


                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                (Thousands of Dollars)

      Column A             Column B                 Column C               Column D       Column E
                                         ------------------------------
                                                    Additions
                                         ------------------------------
                          Balance at      Charged to       Charged to                    Balance at
                          Beginning       Costs and           Other       Deductions       End of
    Description           of Period        Expenses         Accounts        (Note)         Period
---------------------  ----------------  -------------  ---------------  -------------  -------------
Allowance for Doubtful Accounts:

  Year ended:

    December 31, 1995          $461            330                             366            $425

    September 30, 1996         $425            440                             426            $439

    September 30, 1997         $439            507                             417            $529

    Note: Accounts receivable written off, net of recoveries


Valuation Reserve - Notes Receivable

    December 31, 1995        $1,127            122                                          $1,249

    September 30, 1996       $1,249            288                                          $1,537

    September 30, 1997       $1,537            183                                          $1,720


Valuation Reserve - Investments

    December 31, 1995          $150              0                                            $150

    September 30, 1996         $150            154                             304              $0

    September 30, 1997           $0                                                             $0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is directed to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement issued to Shareholders for the 1998 Annual Meeting (the 1998 Proxy Statement), which information is incorporated herein by reference.

     Under Section 16 of the Securities Exchange Act of 1934, holders of more than 10 percent of the Common Stock and directors and certain officers of the Company are required to file reports ("Section 16(a) Statements") of beneficial ownership of Common Stock and changes in such ownership with the Securities and Exchange Commission. The Company is required to identify in its proxy statements those persons who to the Company's knowledge were required to file Section 16(a) Statements and did not do so in a timely basis. Based solely on a review of copies of Section 16(a) Statements furnished to the Company during and with respect to its most recent fiscal year and on written representations from reporting persons, the Company believes that each person who at any time during the most recent fiscal year was a reporting person filed all required Section 16(a) Statements on a timely basis, except one report on Form 4 was filed late for J. D. Wessling and for Thomas E. Cronin. The Report on Form 5 was filed late for Ralph E. Boyd, Carl Burnham, Jr., Melvin C. Clapp, W. Brian Matsuyama, Brooks G. Ragen, and Mary A. Williams.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is directed to the information regarding executive compensation set forth in the 1998 Proxy Statement, under "Executive Compensation" on pages 7, 8, and 9, and under "Compensation Committee Interlocks and Insider Participation" on page 9, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is directed to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1998 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is directed to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the 1998 Proxy Statement, which information is incorporated herein by reference

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements (Included in Part II of this report):

          Independent Auditors' Report
          Consolidated Statements of Net Earnings Available to Common
               Shareholders or the Year Ended September 30, 1997, Nine Months Ended September 30, 1996, and the Year Ended December 31, 1995
          Consolidated Balance Sheets, September 30, 1997, and
               September 30, 1996
          Consolidated Statements of Common
               Shareholders' Equity for the Year Ended September 30, 1997, Nine Months Ended September 30, 1996, and the Year Ended
               December 31, 1995
          Consolidated Statements of Cash Flows for the Year Ended
               September 30, 1997, Nine Months Ended September 30, 1996, and the Year Ended December 31, 1995
          Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules (Included in Part II of this report):

          Independent Auditors' Report on Financial Statement Schedule
          Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

          Reference is directed to the index to exhibits following the signature page of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b) Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASCADE NATURAL GAS CORPORATION

  December 22, 1997                          By   /s/  J. D. Wessling
------------------------                         --------------------
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

                                Chairman of the Board,
                                Chief Executive Officer
/s/  W. Brian Matsuyama         and Director                   December 22, 1997
--------------------------      (Principal Executive Officer)  -----------------
    W. Brian Matsuyama                                               Date

                                President and
/s/  Ralph E. Boyd              Chief Operating Officer        December 22, 1997
--------------------------                                     -----------------
    Ralph E. Boyd                                                    Date

                                Vice President - Finance,
/s/  J. D. Wessling             Chief Financial Officer        December 22, 1997
--------------------------      (Principal Financial Officer)  -----------------
    J. D. Wessling                                                   Date

                                Controller and Chief
/s/  James E. Haug              Accounting Officer             December 22, 1997
--------------------------      (Principal Accounting Officer) -----------------
    James E. Haug                                                    Date

/s/  Carl Burnham, Jr.          Director                       December 22, 1997
--------------------------                                     -----------------
    Carl Burnham, Jr.                                                Date

/s/  Melvin C. Clapp            Director                       December 22, 1997
--------------------------                                     -----------------
    Melvin C. Clapp                                                  Date

/s/  Thomas E. Cronin           Director                       December 22, 1997
--------------------------                                     -----------------
    Thomas E. Cronin                                                 Date

/s/  David A. Ederer            Director                       December 22, 1997
--------------------------                                     -----------------
    David A. Ederer                                                  Date

/s/  Howard L. Hubbard          Director                       December 22, 1997
--------------------------                                     -----------------
    Howard L. Hubbard                                                Date

/s/  Larry L. Pinnt             Director                       December 22, 1997
--------------------------                                     -----------------
    Larry L. Pinnt                                                   Date

/s/  Brooks G. Ragen            Director                       December 22, 1997
--------------------------                                     -----------------
    Brooks G. Ragen                                                  Date

/s/  Mary A. Williams           Director                       December 22, 1997
--------------------------                                     -----------------
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

10.6 Consent to Assignments, Dated June 1, 1997, which assigns from Westcoast Gas Services Inc. (WGSI), to Engage Energy Canada, L.P. (Engage) all the rights and obligations as specified in the contracts contained herein as Exhibit Nos. 10.7, 10.9, and 10.22.

10.7 Amendment dated October 9, 1997 to Natural Gas Sales Agreement dated November 1, 1990, between Canadian Hydrocarbons Marketing, Inc., and the Registrant, as amended by the Consent to Assignments dated June 1, 1997. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

10.9 Long Term Gas Sales Agreement dated August 26, 1993, between Canadian Hydrocarbons Marketing Inc., and the Registrant, as amended by the Consent to Assignments dated June 1, 1997. Incorporated by reference to Exhibit 10.2 to amendment no. 1 to the Registrant's quarterly report on Form 10-Q/A for the quarter ended September 30, 1993.

10.11 Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997.

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

10.17.1 Second amendment to the agreement for the release of Jackson Prairie Storage Capacity dated as of July 30, 1997, amending the Storage Agreement dated July 23, 1990, between Washington Water Power Company and the Registrant. Incorporated by reference to Exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10.21 Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant, as amended by Amended Exhibit A, effective October 1, 1997. Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994.

10.21.1 Amended Exhibit A, effective October 1, 1997, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT

10.22 Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1960, as amended by the Consent to Assignments dated June 1, 1997, and the letter amendment dated October 8, 1997. Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.22.1 Letter amendment dated October 8, 1997, to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1961. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT

10.23 Firm Transportation Service Agreement dated November 4, 1994, between Pacific Gas Transmission and the Registrant, effective
          November 1, 1995. Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994.

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

10.27 Agreement for Peaking Gas Supply Service dated November 22, 1991, between Longview Fibre Company and Registrant, as amended by the Amendment No. 3 to Agreement for Peaking Gas Service, dated as of October 2, 1997. Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.27.1 Amendment No. 3 to Agreement for Peaking Gas Service, dated as of October 2, 1997.

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