Form 10-Q
period 1997-12-31
CASCADE NATURAL GAS CORP
filed 1998-02-13
CIK 18072

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                  For the quarterly period ended December 31, 1997

                           Commission file number: 1-7196


                          CASCADE NATURAL GAS CORPORATION
               (Exact name of Registrant as specified in its charter)

                    Washington                             91-0599090
                    ----------                             ----------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

      222 Fairview Avenue North, Seattle, WA                  98109
       --------------------------------------                 -----
        (Address of principal executive offices)            (Zip code)


Registrant's telephone number including area code          (206) 624-3900


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

Common Stock, Par Value $1 per Share    11,014,651 as of January 31, 1998

                        CASCADE NATURAL GAS CORPORATION

                                     Index


                                                                            Page No.
                                                                            -------

Part I.   Financial Information


       Item 1. Financial Statements

            Consolidated Condensed Statements of Net Earnings Available
               to Common Shareholders                                           3

            Consolidated Condensed Balance Sheets                               4

            Consolidated Condensed Statements of Cash Flows                     5

            Notes to Consolidated Condensed Financial Statements                6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                    7

       Item 3. Quantitative and Qualitative Disclosures about Market Risk       9


Part II.       Other Information

       Item 2. Changes in Securities                                           10

       Item 4. Submission of Matters to a Vote of Security Holders             10

       Item 5. Other Information                                               10

       Item 6. Exhibits and Reports on Form 8-K                                11

Signature                                                                      12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                  Dec 31, 1997   Dec 31, 1996
                                                  ------------   ------------
                                               (thousands except per share data)
 Operating revenues                                $  60,984     $  64,971

 Less: Gas purchases                                  31,694        35,689
       Revenue taxes                                   3,747         3,671
                                                   ---------     ---------
 Operating margin                                     25,543        25,611
                                                   ---------     ---------
 Cost of operations:
     Operating expenses                                9,361         8,985
     Depreciation and amortization                     3,490         3,223
     Property and payroll taxes                        1,121         1,028
                                                   ---------     ---------
                                                      13,972        13,236
                                                   ---------     ---------

 Earnings from operations                             11,571        12,375
 Less interest and other
   deductions - net                                    2,484         2,330
                                                   ---------     ---------
 Earnings before income taxes                          9,087        10,045

 Income taxes                                          3,405         3,597
                                                   ---------     ---------
 Net earnings                                          5,682         6,448
 Preferred dividends                                     125           128
                                                   ---------     ---------
 Net earnings available to
     common shareholders                            $  5,557      $  6,320
                                                   ---------     ---------
                                                   ---------     ---------

 Common shares outstanding:
     Weighted average (as restated)                   10,980        10,799
     End of period                                    11,006        10,824
 Net earnings  per common share                      $  0.51       $  0.59
                                                   ---------     ---------
                                                   ---------     ---------

 Cash dividends per share                            $  0.24       $  0.24
                                                   ---------     ---------
                                                   ---------     ---------

The accompanying notes are an integral part of these financial statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Thousands)


                                                   Dec 31, 1997   Sep 30, 1997
                                                  -------------   ------------
                    ASSETS                         (Unaudited)
Utility Plant, net after accumulated
      depreciation of $163,962 and $160,332         $  259,179    $  256,033
     Construction work in progress                      11,283         9,192
                                                    ----------    ----------
                                                       270,462       265,225
                                                    ----------    ----------
 Other Assets:
     Investments in non-utility property                   668           668
     Notes receivable, less current maturities           1,513         1,493
                                                    ----------    ----------
                                                         2,181         2,161
                                                    ----------    ----------
 Current Assets:
     Cash and cash equivalents                             223         3,162
     Accounts receivable, less allowance of $614
      and $529 for doubtful accounts                    27,947        11,865
     Current maturities of notes receivable                536           536
     Materials, supplies and inventories                 5,663         5,886
     Prepaid expenses and other assets                   4,397         7,382
                                                    ----------    ----------
                                                        38,766        28,831
                                                    ----------    ----------

 Deferred Charges                                       11,045        11,486
                                                    ----------    ----------
                                                    $  322,454    $  307,703
                                                    ----------    ----------
                                                    ----------    ----------
         COMMON SHAREHOLDERS' EQUITY,
         PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
     Common stock, par value $1 per share,
      authorized 15,000,000 shares, issued
      and outstanding 11,006,393 and
      10,966,732 shares                             $   11,006    $   10,967
     Additional paid-in capital                         96,772        96,142
     Retained earnings                                   7,467         4,553
                                                    ----------    ----------
                                                       115,245       111,662
                                                    ----------    ----------
 Redeemable Preferred Stocks, aggregate
   redemption amount of $6,592 and $6,845                6,409         6,630
                                                    ----------    ----------
 Long-term Debt                                        111,150       121,150
                                                    ----------    ----------
 Current Liabilities:
     Notes payable and commercial paper                  6,700        12,900
     Accounts payable                                   20,705         7,753
     Property, payroll and excise taxes                  5,527         3,958
     Dividends and interest payable                      5,102         6,691
     Current maturities of long-term debt               10,000           -
     Other current liabilities                           7,403         3,680
                                                    ----------    ----------
                                                        55,437        34,982
                                                    ----------    ----------
 Deferred Credits and Other:
     Gas cost changes                                    5,959         6,290
     Income taxes                                       15,934        16,080
     Other                                              12,320        10,909
                                                    ----------    ----------
                                                        34,213        33,279
                                                    ----------    ----------
 Commitments and Contingencies                             -             -
                                                    $  322,454    $  307,703
                                                    ----------    ----------
                                                    ----------    ----------


     The accompanying notes are an integral part of these financial statements

                   CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                 THREE MONTHS ENDED
                                                             --------------------------
                                                             Dec 31, 1997   Dec 31, 1996
                                                             ------------   ------------
                                                                (dollars in thousands)
 OPERATING ACTIVITIES:
     Net earnings                                              $  5,682      $   6,447
     Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                             3,490          3,223
        Amortization of gas cost changes                           (773)          (602)
        Decrease in deferred income taxes                          (146)          (608)
        Decrease in deferred investment tax credits                 (64)           (58)
        Cash provided (used) by changes
         in operating assets and liabilities:
          Current assets and liabilities                          3,656         (6,797)
          Gas cost changes                                          442         (5,043)
          Other deferrals and non-current liabilities               986            724
                                                               --------      ---------
     Net cash provided (used) by operating activities            13,273         (2,714)
                                                               --------      ---------
 INVESTING ACTIVITIES:
     Capital expenditures                                        (8,854)        (7,051)
     Customer contributions in aid of construction                1,125          6,042
     New consumer loans                                            (282)          (244)
     Receipts on consumer loans                                     319            266
                                                               --------      ---------
     Net cash used by investing activities                       (7,692)          (987)
                                                               --------      ---------
 FINANCING ACTIVITIES:
     Issuance of common stock                                       321            282
     Redemption of preferred stock                                 (219)          (216)
     Repayment of long-term debt                                                  (300)
     Changes in notes payable and commercial paper, net          (6,200)         6,194
     Dividends paid                                              (2,422)        (2,443)
                                                               --------      ---------
     Net cash (used) provided by financing activities            (8,520)         3,517
                                                               --------      ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                       (2,939)          (184)

 CASH AND CASH EQUIVALENTS:
     Beginning of period                                          3,162            543
                                                               --------      ---------
     End of period                                             $    223      $     359
                                                               --------      ---------
                                                               --------      ---------


     The accompanying notes are an integral part of these financial statements

                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED DECEMBER 31, 1997

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

     Reference is directed to the Notes to Consolidated Financial Statements contained in the 1997 Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NEW ACCOUNTING STANDARDS:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "EARNINGS PER SHARE". This statement prescribes the method of calculating and reporting earnings per share
(EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company has a simple capital structure, and there is no dilution. As a result the reported EPS represents both basic as well as diluted EPS. Under the statement, the weighted average number of shares outstanding for the quarter ended December 31, 1996, has been restated from 10,800,000 shares to 10,799,000 shares. This restatement did not result in a change in reported EPS.

     During the quarter, FAS No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" became effective. This statement establishes standards for disclosing information about the Company's capital structure, including dividend and liquidation preferences, participation rights, call prices and disclosure of the dates and number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Application of this statement has no effect on the Company's reporting of such information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three month periods ended December 31, 1997 and December 31, 1996.

RESULTS OF OPERATIONS


     Net earnings available to common shareholders for the first quarter of fiscal 1998 (quarter ended December 31, 1997) were $5,557,000, or $0.51 per share, compared to $6,320,000, or $0.59 per share, for the quarter ended December 31, 1996.

OPERATING MARGIN

     Operating margin for the quarter decreased $68,000, or 0.3%, compared to the prior year. While warmer weather contributed to reductions in margins from the highly weather sensitive residential and commercial customers, improved margins from industrial and other customers offset most of the decline.

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

         Residential and Commercial Operating Margin
----------------------------------------------------------------------
                                 First Quarter of Fiscal      Percent
                                     1998         1997         Change
----------------------------------------------------------------------
                                  (dollars in thousands)
DEGREE DAYS                         1,980          2,191       (9.6%)
AVERAGE NUMBER OF CUSTOMERS
    Residential                   140,675        132,894        5.9%
    Commercial                     25,115         24,403        2.9%
AVERAGE THERM USAGE PER CUSTOMER
    Residential                       266            303      (12.2%)
    Commercial                      1,386          1,529       (9.3%)
OPERATING MARGIN
    Residential                  $ 10,352       $ 10,511       (1.5%)
    Commercial                   $  7,000       $  7,200       (2.8%)


     Operating margin from sales to residential and commercial customers decreased by $359,000 quarter to quarter. The most significant factor contributing to this reduction was the lower average consumption per customer. The decrease in the per customer gas usage was largely attributable to warmer weather. Weather, as measured by estimated degree days, was 9.6% warmer than the prior year and 1% warmer than normal. Weather for the fiscal 1996 first quarter was actually 9.4% colder than normal. This lower consumption resulted in a margin decline of approximately $1.7 million. The primary factors which mitigated this weather-related reduction were the increased customer base and the $1 per month per customer increase in service charge revenues from Washington customers.

     INDUSTRIAL AND OTHER MARGIN. Margin from industrial and other customers increased $291,000. Total gas deliveries to these customers decreased by approximately 2.8 million therms (1%). This decline, along with lower rates to industrial customers in Washington, reduced the distribution service margin from these customers by approximately $77,000. This reduction partially offset the improvements in margin on gas supplies sold to these customers.

COST OF OPERATIONS

     Cost of operations for the quarter ended December 31, 1997, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $736,000 or 5.6% over the quarter ended December 31, 1996.

     OPERATING EXPENSES increased by $376,000, or 4.2%, for the quarter. Of this increase, approximately $300,000 is attributable to increases in labor and other employee related costs. Labor cost increases are primarily due to normal wage and salary rate adjustments and an increase from 470 to 476 in the number of employees.

     DEPRECIATION AND AMORTIZATION increased by $267,000, or 8.3%, for the quarter. This increase is attributable to increases in depreciable utility plant assets.

     PROPERTY AND PAYROLL TAXES increased by $93,000, or 9.1%, for the quarter. The increase is primarily in property taxes related to increases in assets.

INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter increased $154,000, or 6.6%, for the quarter. This increase is attributable to interest on $20 million of new long term debt issued in September 1997, as well as an increase in short term borrowings, partially offset by a reduction in interest accruals on deferred gas cost changes.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary company has a $1.5 million five-year revolving credit facility used for non-regulated business, and at December 31, 1997, $1.15 million was outstanding. The Company also has $30 million of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $120 million outstanding at December 31, 1997, including $10 million in current maturities. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Net cash provided by operating activities was $13,273,000 for the quarter ended December 31, 1997, compared to negative cash flow of $2,714,000 for the quarter ended December 31, 1996. The comparison is affected by events which occurred in the December 1996 quarter. The negative amount for the December 1996 quarter was primarily due to unusually high gas costs incurred during the quarter.

INVESTING ACTIVITIES

     Cash used by investing activities for the quarter ended December 31, 1997 was $7,692,000, compared to $987,000 for the prior year's quarter. The comparison is affected by the unusually high amount of customer contributions in aid of construction received in the December 1996 quarter. Most of the amount received was related to expenditures on a project which was completed in fiscal 1996.

     Capital expenditures for fiscal 1998 are budgeted at approximately $31.1 million. The Company expects that 1998 capital expenditures will be financed approximately 50% from operating activities, and 50% from a combination of debt and equity financing.

FINANCING ACTIVITIES

     Financing activities for the quarter ended December 31, 1997 resulted in a net use of $8,520,000, compared to a provision of $3,517,000 for the comparable quarter last year. During the December 1996 quarter, the Company incurred an increase in short-term debt to fund the operating cash shortfall. The more normal operating cash flow in the current year allowed the $6,200,000 reduction in short term debt during the period.


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $86,240,000. Under the most restrictive of these agreements, approximately $29,005,000 is available for payment of dividends as of December 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 annual meeting of the Shareholders of the Corporation was held on January 27, 1998. The following directors were elected at the meeting for terms of office expiring in 1999 by the vote indicated below:

                                            For               Withheld
                                         ---------            --------
     Carl Burnham, Jr.                   9,356,476             82,365
     Melvin C. Clapp                     9,353,028             85,813
     Thomas E. Cronin                    9,349,871             88,970
     David A. Ederer                     9,357,031             81,810
     Howard L. Hubbard                   9,346,699             92,142
     W. Brian Matsuyama                  9,351,669             87,172
     Larry L. Pinnt                      9,352,705             86,136
     Brooks G. Ragen                     9,350,281             88,560
     Mary A. Williams                    9,353,559             85,282


ITEM 5.  OTHER INFORMATION

     Ratio of Earnings to Fixed Charges:

                             Twelve Months Ended
                             -------------------

      12/31/97     9/30/97      9/30/96    12/31/95     12/31/94   12/31/93
      --------     -------      -------    --------     --------   --------
        2.57          2.68        2.17       2.16         2.07       2.86

     For purposes of this calculation, earnings include income before income taxes, plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios, as well as the ratio of earnings to fixed charges including preferred dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

     Exhibit  12,  Computation of Ratio of Earnings to Fixed Charges

     Exhibit  27,  Financial Data Schedule UT

b. Reports on Form 8-K

     No report was filed on Form 8-K during the quarter ended December 31, 1997.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:       /s/  J D Wessling
   -------------------------------

             J D Wessling
   Vice President - Finance and
   Chief Financial Officer
   (Principal Financial Officer)

Date:       February 13, 1998