Form 10-Q
period 1998-03-31
CASCADE NATURAL GAS CORP
filed 1998-05-13
CIK 18072

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1998


                        Commission file number: 1-7196


                       CASCADE NATURAL GAS CORPORATION
            (Exact name of Registrant as specified in its charter)

           Washington                                        91-0599090
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

222 Fairview Avenue North,  Seattle, WA                        98109
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number including area code           (206) 624-3900
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

Common Stock, Par Value $1 per Share            11,045,095 as of March 31, 1998

                       CASCADE NATURAL GAS CORPORATION

                                    Index

                                                                       Page No.
                                                                       --------
Part I.   Financial Information

          Item 1. Financial Statements

               Consolidated Condensed Statements of Net Earnings            3

               Consolidated Condensed Balance Sheets                        4

               Consolidated Condensed Statements of Cash Flows              5

               Notes to Consolidated Condensed Financial Statements         6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7

          Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk                                            10


Part II.  Other Information

          Item 2. Changes in Securities                                    11

          Item 5. Other Information                                        11

          Item 6. Exhibits and Reports on Form 8-K                         11

Signature                                                                  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                    (unaudited)

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     March 31               March 31
                                               ------------------     --------------------
                                                1998       1997         1998        1997
                                               -------    -------     --------    --------
                                                      (thousands except per share data)
Operating revenues                             $65,548    $71,174     $126,532    $136,145

Less: Gas purchases                             34,255     38,644       65,949      74,333
      Revenue taxes                              4,346      4,904        8,093       8,575
                                               -------    -------     --------    --------
Operating margin                                26,947     27,626       52,490      53,237
                                               -------    -------     --------    --------

Cost of operations:
    Operating expenses                           9,533      9,321       18,894      18,306
    Depreciation and amortization                3,600      3,286        7,090       6,509
    Property and payroll taxes                   1,213        834        2,335       1,862
                                               -------    -------     --------    --------
                                                14,346     13,441       28,319      26,677
                                               -------    -------     --------    --------

Earnings from operations                        12,601     14,185       24,171      26,560
Less interest and other
  deductions - net                               2,415      2,249        4,899       4,580
                                               -------    -------     --------    --------
Earnings before income taxes                    10,186     11,936       19,272      21,980

Income taxes                                     3,817      4,336        7,221       7,933
                                               -------    -------     --------    --------
Net earnings                                     6,369      7,600       12,051      14,047
Preferred dividends                                124        128          249         255
                                               -------    -------     --------    --------
Net earnings available to
    common shareholders                        $ 6,245    $ 7,472     $ 11,802    $ 13,792
                                               -------    -------     --------    --------
                                               -------    -------     --------    --------

Common shares outstanding:
    Weighted average (as restated)              11,018     10,837       10,993      10,812
    End of period                               11,045     10,869       11,045      10,869

Net earnings  per common share                 $  0.57    $  0.69     $   1.07    $   1.28
                                               -------    -------     --------    --------
                                               -------    -------     --------    --------

Cash dividends per share                       $  0.24    $  0.24     $   0.48    $   0.48
                                               -------    -------     --------    --------
                                               -------    -------     --------    --------

The accompanying notes are an integral part of these financial statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                       Mar 31, 1998 Sep 30, 1997
                                                       ------------ ------------
                ASSETS                                  (unaudited)
S>
Utility Plant, net of accumulated
    depreciation of $167,643 and $160,332                $263,384     $256,033
    Construction work in progress                           8,941        9,192
                                                         --------     --------
                                                          272,325      265,225
                                                         --------     --------
Other Assets:
    Investments in non-utility property                       667          668
    Notes receivable, less current maturities               1,352        1,493
                                                         --------     --------
                                                            2,019        2,161
                                                         --------     --------
Current Assets:
    Cash and cash equivalents                               4,117        3,162
    Accounts receivable, less allowance of $600
     and $529 for doubtful accounts                        21,320       11,865
    Current maturities of notes receivable                    456          536
    Materials, supplies and inventories                     4,910        5,886
    Prepaid expenses and other assets                       4,163        7,382
                                                         --------     --------
                                                           34,966       28,831
                                                         --------     --------

Deferred Charges                                           10,678       11,486
                                                         --------     --------

                                                         $319,988     $307,703
                                                         --------     --------
                                                         --------     --------
       COMMON SHAREHOLDERS' EQUITY,
      PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
    Common stock, par value $1 per share,
      authorized 15,000,000
      shares, issued and outstanding 11,045,095
      and 10,966,732 shares                              $ 11,045     $ 10,967
    Additional paid-in capital                             97,381       96,142
    Retained earnings                                      11,060        4,553
                                                         --------     --------
                                                          119,486      111,662
                                                         --------     --------
Redeemable Preferred Stocks, aggregate redemption
  amount of $6,592 and $6,845                               6,406        6,630
                                                         --------     --------

Long-term Debt                                            111,150      121,150
                                                         --------     --------

Current Liabilities:
    Notes payable and commercial paper                      1,000       12,900
    Accounts payable                                       12,332        7,753
    Property, payroll and excise taxes                      5,979        3,958
    Dividends and interest payable                          7,393        6,691
    Current maturities of long-term debt                   10,000          -
    Other current liabilities                               8,440        3,680
                                                         --------     --------
                                                           45,144       34,982
                                                         --------     --------
Deferred Credits and Other:
    Gas cost changes                                        9,221        6,290
    Other                                                  28,581       26,989
                                                         --------     --------
                                                           37,802       33,279
                                                         --------     --------
Commitments and Contingencies                                   -          -
                                                         $319,988     $307,703
                                                         --------     --------
                                                         --------     --------

     The accompanying notes are an integral part of these financial statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                         SIX MONTHS ENDED MARCH 31
                                                         -------------------------
                                                           1998            1997
                                                         --------        ---------
                                                           (dollars in thousands)
Operating Activities:
  Net earnings                                           $ 12,051         $ 14,047
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                           7,090            6,509
    Amortization of gas cost changes                         (511)          (1,719)
    Decrease in deferred income taxes                        (300)          (1,217)
    Decrease in deferred investment tax credits              (129)            (117)
    Cash provided (used) by changes in operating
     assets and liabilities:
      Current assets and liabilities                        6,891           (6,201)
      Gas cost changes                                      3,442          (11,713)
      Other deferrals and non-current liabilities           1,976            1,147
                                                         --------        ---------

  Net cash provided by operating activities                30,510              736
                                                         --------        ---------

Investing Activities:
  Capital expenditures                                    (14,878)         (13,657)
  Customer contributions in aid of construction             1,293            6,219
  New consumer loans                                         (332)            (697)
  Receipts on consumer loans                                  713              769
                                                         --------        ---------

  Net cash used by investing activities                   (13,204)          (7,366)
                                                         --------        ---------

Financing Activities:
  Issuance of common stock                                    690              712
  Redemption of preferred stock                              (224)            (216)
  Repayment of long-term debt                                                 (300)
   Changes in notes payable and commercial paper, net     (11,900)          13,000
  Dividends paid                                           (4,917)          (4,894)
                                                         --------        ---------

  Net cash provided (used) by financing activities        (16,351)           8,302
                                                         --------        ---------

Net Increase in Cash and Cash Equivalents                     955            1,672

Cash and Cash Equivalents:
  Beginning of period                                       3,162              543
                                                         --------        ---------
  End of period                                          $  4,117         $  2,215
                                                         --------        ---------
                                                         --------        ---------

     The accompanying notes are an integral part of these financial statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED MARCH 31, 1998

     The preceding statements were taken from the books and records of the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments were of a normal and recurring nature.

     Because of the highly seasonal nature of the natural gas distribution business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

     Reference is directed to the Notes to Consolidated Financial Statements contained in the 1997 Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NEW ACCOUNTING STANDARDS:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "EARNINGS PER SHARE". This statement prescribes the method of calculating and reporting earnings per share
(EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company has a simple capital structure, and there is no dilution. As a result the reported EPS represents both basic as well as diluted EPS. Under the statement, the weighted average number of shares outstanding for the quarter ended March 31, 1997, has been restated from 10,840,000 to 10,837,000 shares. For the six months ended March 31, 1997, the restatement is from 10,814,000 to 10,812,000 shares. These restatements did not result in a change in reported EPS.

     During the quarter ended December 31, 1997, FAS No. 129, " DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" became effective. This statement establishes standards for disclosing information about the Company's capital structure, including dividend and liquidation preferences, participation rights, call prices and disclosure of the dates and number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Application of this statement has no effect on the Company's reporting of such information.

     On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". Application of this SOP is required for financial statements for fiscal years beginning after December 15, 1998. The SOP establishes criteria for accounting for costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external cost incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements would be expensed under the provisions of SOP 98-1.

     The Company's current practice is to capitalize certain costs which under the provisions of SOP 98-1 would be expensed. Therefore, when the Company adopts the SOP, the Company will capitalize less of the cost of projects to develop or acquire software, and charge more cost to operating expense than is currently done. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the three and six month periods ended March 31, 1998 and March 31, 1997.

RESULTS OF OPERATIONS

     Net earnings available to common shareholders (earnings) for the second quarter of fiscal 1998 (quarter ended March 31, 1998) were $6,245,000, or $0.57 per share, compared to $7,472,000, or $0.69 per share, for the quarter ended March 31, 1997. For the six months ended March 31, 1998, earnings were $11,802,000, or $1.07 per share, compared to $13,792,000, or $1.28 per share, for the six-month period ended March 31, 1997. The decrease in earnings, for both the three and six month periods, is primarily attributable to lower operating margins, stemming from warmer weather and the resulting decreases in per customer gas consumption during the winter heating season.

OPERATING MARGIN

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

                                               Residential and Commercial Operating Margin
------------------------------------------------------------------------------------------------------
                                  Second Quarter of Fiscal            Six Months ended March 31
                                    1998        1997      Change       1998        1997        Change
-----------------------------------------------------------------     --------------------------------
                                                        (dollars in thousands)
Degree Days                          2,109       2,327     (9.4%)        4,089       4,518     (9.5%)
Average Number of Customers
  Residential                      143,865     136,175      5.6%       142,229     134,534      5.7%
  Commercial                        25,611      24,925      2.8%        25,363      24,664      2.8%
Average Therm Usage per Customer
  Residential                          306         339     (9.7%)          572         642    (10.9%)
  Commercial                         1,450       1,703    (14.9%)        2,837       3,235    (12.3%)
Operating Margin
  Residential                     $ 11,811    $ 12,009     (1.6%)     $ 22,163    $ 22,521     (1.6%)
  Commercial                      $  7,204    $  8,107    (11.1%)     $ 14,204    $ 15,306     (7.2%)


     For the quarter ended March 31, 1998, operating margin from sales to residential and commercial customers decreased by $1,101,000 from last year. The most significant factor contributing to this reduction was the lower average consumption per customer. The decrease in the per customer gas usage was largely attributable to warmer weather. Weather, as measured by estimated degree days, was 9.4% warmer than the prior year and 10.9% warmer than normal. Weather for the fiscal 1997 second quarter was only 1.7% warmer than normal. This lower consumption resulted in a margin decline of approximately $2.4 million. Partially offsetting this weather-related reduction were the increased number of customers and an increase of $1 per month in the monthly service charge paid by each customer in Washington.

     On a fiscal year to date (six months) basis, similar factors affected the comparisons of margins from residential and commercial customers. The margin reduction resulting from lower average consumption is approximately $4.0 million, which was partially offset by increases in the number of customers and monthly service charges.

     The effect on earnings per share of this lower average consumption was approximately $0.14 for the quarter and $0.23 year to date.

     INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers increased $422,000, or 5.6%, quarter to quarter, and $713,000, or 4.6%, for the six-month period. These increases are primarily due to increased gas consumption by four of the Company's five cogeneration customers. During a significant portion of fiscal 1997, these customers had significantly reduced or curtailed their operations because of reduced demand for electricity. The addition of several smaller industrial customers also contributed to improvement in operating margins. These margin improvements were partially offset by a rate reduction equivalent to the amount derived from the previously mentioned increase in monthly service charge revenue from residential and commercial customers in Washington. This shift in rate responsibility was allowed in the 1996 agreement with the WUTC in settlement of the rate case effective August 1, 1996.

COST OF OPERATIONS

     Cost of operations for the quarter ended March 31, 1998, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $905,000 or 6.7% over the quarter ended March 31, 1997. For the six month period ended March 31, 1998, the increase was $1,642,000, or 6.2%.

     OPERATING EXPENSES, which are primarily labor and benefits expenses, increased by $212,000, or 2.3%, for the quarter, and $588,000, or 3.2%, for the six month period. Most of the increase is attributable to higher labor expense, which accounted for $149,000 and $350,000 of the quarterly and fiscal year to date increases, respectively.

     DEPRECIATION AND AMORTIZATION increased by $314,000 (9.6%) for the quarter, and $581,000 (8.9%) for the six-month period. These increases are attributable to increases in utility plant.

     PROPERTY AND PAYROLL TAXES increased by $379,000 (45.4%) for the quarter, and $473,000 (25.4%) year to date. The increase is primarily related to the timing of recognition of property tax reductions in Oregon. Beginning in 1991, and resulting from a voter mandate (Ballot Measure 5), Oregon property tax rates decreased each year for a five year period. For each of those five years, the OPUC required regulated energy utilities to measure and defer in a regulatory liability account, the effect of the resulting property tax reductions. Each year from 1994 to 1997, the Company reduced its customer rates to reflect the lower tax expense incurred, and to refund the deferred amounts to its customers. Concurrent with the rate reductions, the Company recorded credits to property tax expense, which amortized the deferrals in amounts equivalent to the reduced revenue. Accordingly there was no net effect on earnings. The amortization was substantially completed in November 1997. The resulting effect on property tax expense is an increase of $290,000 for the fiscal 1998 second quarter, and $262,000 year to date.

     Normal tax increases related to asset additions accounted for most of the remaining increase.

INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter increased $166,000, or 7.4%, from the quarter ended March 31, 1997. For the six month period, the increase was $319,000, or 7.0%. The increases are due primarily to increases in the amount of outstanding long-term debt, partially offset by lower short-term debt and lower interest accrued on deferred gas cost balances.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment for $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary company has a $1.5 million five-year revolving credit facility used for non-regulated business, and at March 31, 1998, $1.15 million was outstanding. The Company also has $30 million of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $120 million outstanding at March 31, 1998, including $10 million in current maturities. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Even though net earnings for the first half of fiscal 1998 are approximately $2 million less than for the 1997 period, net cash provided by operating activities was $30,510,000, compared to $736,000 for the six months ended March 31, 1997. The comparison is affected primarily by two unusual factors in the fiscal 1997 period. First, cash flow from operations was significantly depressed during fiscal 1997 due to higher prices paid for gas during the 1996 - 1997 heating season. Gas prices during fiscal 1998 have been more normal.

     Also affecting operating cash flow for fiscal 1997 was the negative cash flow from changes in current assets and liabilities. This was primarily attributable to payment during the first quarter of fiscal 1997 of accounts payable accruals as of September 30, 1996. This accounts payable balance included amounts accrued for August 1996 business which were not settled until after the end of September; such amounts are normally settled in less than 30 days.

INVESTING ACTIVITIES

     Cash used by investing activities for the six months ended March 31, 1998 was $13,204,000, compared to $7,366,000 for last year. The comparison is affected by the unusually high amount of customer contributions in aid of construction received in the first quarter of fiscal 1997. Most of the amount received was related to expenditures on a project which was completed in fiscal 1996.

     Capital expenditures for fiscal 1998 are budgeted at approximately $31.1 million. The Company expects that 1998 capital expenditures will be financed approximately 50% from operating activities, and 50% from debt and equity financing.

FINANCING ACTIVITIES

     Financing activities for the six months ended March 31, 1998 resulted in a net use of cash of $16,351,000, compared to a provision of cash of $8,302,000 for the comparable period last year. During the 1997 period, the Company incurred a $13 million increase in short-term debt to fund the operating cash shortfall. The more normal operating cash flow in the current year allowed an $11,900,000 reduction in short-term debt during the period.

TECHNOLOGY RISK - YEAR 2000

     Many of the Company's existing computer programs use only two digits to identify a year. These programs were developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 Issue affects virtually all businesses.

     Cascade began in 1996 identifying computer systems requiring modification or replacement to mitigate problems associated with the Year 2000 Issue. Management believes that the Company has identified all of its systems which are critical to the Company's operations, and which are not year 2000 compliant. The Company is proceeding on a plan to replace or modify existing systems, so that normal business operations will not be disrupted by the processing of dates from January 1, 2000 and beyond.

     The Company has been using a combination of internal and external resources to make the necessary modifications to existing systems. To date, external spending has amounted to approximately $100,000, and is not expected to exceed $500,000. These costs are charged to expense as incurred. The cost associated with using internal resources is viewed primarily as an opportunity cost, resulting in a delay of other planned system upgrades and replacements. In addition the Company plans capital expenditures of approximately $1.45 million to replace an existing system sooner than otherwise planned. Without the Year 2000 Issue, this system would have been replaced, due to obsolescence, within the next one to two years. Based on these estimates, management believes costs associated with mitigating the Year 2000 Issue will not have a material adverse effect on the Company's earnings, cash flow, or liquidity.

     There is also a risk that the Company's customers or suppliers may have computer systems which are not compliant with year 2000 requirements. Disruptions in the operations of customers or suppliers could have an adverse effect on the Company. The Company is in the process of contacting its major customers and suppliers to gather information regarding the status of their year 2000 systems compliance. However there can be no assurance that such customer and supplier systems will be compliant

FORWARD LOOKING STATEMENTS

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $86,564,000. Under the most restrictive of these agreements, approximately $32,922,000 was available for payment of dividends as of March 31, 1998.

ITEM 5.  OTHER INFORMATION

     Ratio of Earnings to Fixed Charges:

                           Twelve Months Ended
-----------------------------------------------------------------------
    3/31/98    9/30/97      9/30/96    12/31/95    12/31/94    12/31/93
    -------    -------      -------    --------    --------    --------
      2.36       2.68         2.17       2.16        2.07         2.86


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

     No.          Description
     ---          -----------

      12     Computation of Ratio of Earnings to Fixed Charges

      27     Financial Data Schedule UT

b. Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION




By:                       /s/  J. D. Wessling
   -------------------------------------------------------------------
                               J. D. Wessling
            Vice President - Finance and Chief Financial Officer
                       (Principal Financial Officer)

Date:   May 13, 1998
     -------------------