Form 10-Q
period 1998-06-30
CASCADE NATURAL GAS CORP
filed 1998-08-13
CIK 18072

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


                        Commission file number: 1-7196


                        CASCADE NATURAL GAS CORPORATION
            (Exact name of Registrant as specified in its charter)

                    Washington                     91-0599090
                    ----------                     ----------
        (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)           Identification No.)

   222 Fairview Avenue North,  Seattle, WA                        98109
   ---------------------------------------                        -----
  (Address of principal executive offices)                        (Zip code)


   (Registrant's telephone number including area code)         (206) 624-3900
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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Title                                     Outstanding
             -----                                     -----------
    Common Stock, Par Value $1 per Share       11,045,095 as of July 31, 1998

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

                                                2

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                     (unaudited)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                June 30                        June 30
                                                          ----------------------       ----------------------
                                                           1998            1997          1998           1997
                                                          -------        -------       --------      --------
                                                                  (thousands except per share data)
 Operating revenues                                       $36,995        $33,730       $163,527      $169,875

 Less: Gas purchases                                       19,150         17,003         85,098        91,335
       Revenue taxes                                        2,377          2,314         10,471        10,890
                                                          -------        -------       --------      --------
 Operating margin                                          15,468         14,413         67,958        67,650
                                                          -------        -------       --------      --------

 Cost of operations:
     Operating expenses                                     9,297          8,983         28,191        27,289
     Depreciation and amortization                          3,655          3,445         10,745         9,954
     Property and payroll taxes                             1,149          1,027          3,483         2,889
                                                          -------        -------       --------      --------
                                                           14,101         13,455         42,419        40,132
                                                          -------        -------       --------      --------

 Earnings from operations                                   1,367            958         25,539        27,518
 Less interest and other
   deductions - net                                         2,400          2,241          7,299         6,821
                                                          -------        -------       --------      --------
 Earnings (loss) before income taxes                       (1,033)        (1,283)        18,240        20,697

 Income taxes                                                (370)          (274)         6,852         7,659
                                                          -------        -------       --------      --------
 Net earnings (loss)                                         (663)        (1,009)        11,388        13,038
 Preferred dividends                                          124            128            373           383
                                                          -------        -------       --------      --------
 Net earnings (loss) available to
     common shareholders                                  $  (787)       $(1,137)      $ 11,015      $ 12,655
                                                          -------        -------       --------      --------
                                                          -------        -------       --------      --------

 Common shares outstanding:
     Weighted average (as restated)                        11,045         10,880         10,998        10,827
     End of period                                         11,045         10,912         11,045        10,912

 Net earnings (loss) per common share                    $ (0.07)       $ (0.10)      $   1.00      $   1.17
                                                          -------        -------       --------      --------
                                                          -------        -------       --------      --------

 Cash dividends per share                                 $  0.24        $  0.24       $   0.72      $   0.72
                                                          -------        -------       --------      --------
                                                          -------        -------       --------      --------

 The accompanying notes are an integral part of these financial statements

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Dollars in Thousands)

                                                                          Jun 30, 1998    Sep 30, 1997
                                                                          ------------    ------------
                     ASSETS                                                (Unaudited)
Utility Plant, net of accumulated
     depreciation of $170,928 and $160,332                                  $  265,329    $  256,033
     Construction work in progress                                               9,083         9,192
                                                                            ----------    ----------
                                                                               274,412       265,225
                                                                            ----------    ----------
Other Assets:
     Investments in non-utility property                                           667           668
     Notes receivable, less current maturities                                   1,174         1,493
                                                                            ----------    ----------
                                                                                 1,841         2,161
                                                                            ----------    ----------
Current Assets:
     Cash and cash equivalents                                                   2,972         3,162
     Accounts receivable, less allowance of $660
       and $529 for doubtful accounts                                           11,159        11,865
     Current maturities of notes receivable                                        387           536
     Materials, supplies and inventories                                         5,904         5,886
     Prepaid expenses and other assets                                           5,632         7,382
                                                                            ----------    ----------
                                                                                26,054        28,831
                                                                            ----------    ----------

Deferred Charges                                                                10,317        11,486
                                                                            ----------    ----------
                                                                            $  312,624    $  307,703
                                                                            ----------    ----------
                                                                            ----------    ----------

                            COMMON SHAREHOLDERS' EQUITY,
                          PREFERRED STOCKS AND LIABILITIES

Common Shareholders' Equity:
   Common stock, par value $1 per share, authorized 15,000,000
     shares, issued and outstanding 11,045,095 and 10,966,732 shares        $   11,045    $   10,967
   Additional paid-in capital                                                   97,381        96,142
   Retained earnings                                                             7,621         4,553
                                                                            ----------    ----------
                                                                               116,047       111,662
                                                                            ----------    ----------
Redeemable Preferred Stocks, aggregate redemption
  amount of $6,592 and $6,845                                                    6,408         6,630
                                                                            ----------    ----------

Long-term Debt                                                                 110,650       121,150
                                                                            ----------    ----------
Current Liabilities:
   Notes payable and commercial paper                                            4,482        12,900
   Accounts payable                                                             10,286         7,753
   Property, payroll and excise taxes                                            4,188         3,958
   Dividends and interest payable                                                5,150         6,691
   Current maturities of long-term debt                                         10,000           -
   Other current liabilities                                                     4,931         3,680
                                                                            ----------    ----------
                                                                                39,037        34,982
                                                                            ----------    ----------
Deferred Credits and Other:
   Gas cost changes                                                             11,311         6,290
   Other                                                                        29,171        26,989
                                                                            ----------    ----------
                                                                                40,482        33,279
                                                                            ----------    ----------

Commitments and Contingencies                                                     -            -
                                                                            $  312,624    $  307,703
                                                                            ----------    ----------
                                                                            ----------    ----------

 The accompanying notes are an integral part of these financial statements

                        CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                           NINE MONTHS ENDED JUNE 30
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
                                                                             (dollars in thousands)

OPERATING ACTIVITIES:
  Net earnings                                                              $   11,388    $   13,038
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                                              10,745         9,954
     Amortization of gas cost changes                                             (450)       (2,202)
     Increase (decrease) in deferred income taxes                                  451        (1,364)
     Decrease in deferred investment tax credits                                  (194)         (194)
     Cash provided (used) by changes in operating assets and liabilities:
       Current assets and liabilities                                             5,231       (8,382)
       Gas cost changes                                                           5,471      (11,166)
       Other deferrals and non-current liabilities                                2,209        2,278
                                                                             ----------    ---------
  Net cash provided by operating activities                                      34,851        1,962
                                                                             ----------    ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                        (20,998)      (20,162)
   Customer contributions in aid of construction                                 1,578         6,418
   New consumer loans                                                             (332)         (858)
   Receipts on consumer loans                                                      853         1,176
                                                                             ----------    ---------

   Net cash used by investing activities                                       (18,899)      (13,426)
                                                                             ----------    ---------

FINANCING ACTIVITIES:
   Issuance of common stock                                                        690         1,112
   Redemption of preferred stock                                                  (222)         (216)
   Repayment of long-term debt                                                    (500)         (300)
   Changes in notes payable and commercial paper, net                           (8,418)       21,477
   Dividends paid                                                               (7,692)       (7,359)
                                                                             ----------    ---------

   Net cash provided (used) by financing activities                            (16,142)       14,714
                                                                             ----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (190)        3,250

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           3,162           543
                                                                             ----------    ---------
   End of period                                                             $   2,972     $   3,793
                                                                             ----------    ---------
                                                                             ----------    ---------

 The accompanying notes are an integral part of these financial statements

               CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED JUNE 30, 1998

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

NEW ACCOUNTING STANDARDS:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "EARNINGS PER SHARE". This statement prescribes the method of calculating and reporting earnings per share
(EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company has a simple capital structure, and there is no dilution. As a result the reported EPS represents both basic as well as diluted EPS. Under the statement, the weighted average number of shares outstanding for the quarter ended June 30, 1997, has been restated from 10,883,000 to 10,880,000 shares. For the nine months ended June 30, 1997, the restatement is from 10,828,000 to 10,827,000 shares. These restatements did not result in a change in reported EPS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the three and nine month periods ended June 30, 1998 and June 30, 1997.

RESULTS OF OPERATIONS

     The net loss to common shareholders for the quarter ended June 30, 1998 was $787,000, or $0.07 per share, compared to $1,137,000, or $0.10 per share, for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, net earnings available to common shareholders were $11,015,000, or $1.00 per share, compared to $12,655,000, or $1.17 per share, for the nine-month period ended June 30, 1997. Due to the seasonal nature of the business, the Company normally incurs a loss in the third and fourth fiscal quarters. The improvement in results for the quarter are primarily attributable to increases in operating margins. The decline in earnings for the nine month period is mainly due to lower operating margins, stemming from warmer weather and the resulting decreases in per customer gas consumption during the winter heating season.

OPERATING MARGIN

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

                                                                Residential and Commercial Operating Margin
---------------------------------------------------------------------------------------------------------------------------------
                                                   Third Quarter of Fiscal                    Nine Months ended June 30
                                             1998           1997         Change            1998           1997         Change
--------------------------------------------------------------------------------      -------------------------------------------
                                                                       (dollars in thousands)
DEGREE DAYS                                   797            833          (4.3%)           4,886          5,351         (8.7%)
AVERAGE NUMBER OF CUSTOMERS
  Residential                              143,430        135,659          5.7%          142,560        134,909          5.7%
  Commercial                                25,544         24,796          3.0%           25,411         24,708          2.8%

AVERAGE THERM USAGE PER CUSTOMER
  Residential                                  122            119          2.5%              694            760         (8.7%)
  Commercial                                   696            689          1.0%            3,532          3,921         (9.9%)

OPERATING MARGIN
  Residential                             $  5,327       $  4,651         14.5%        $  27,490      $  27,172          1.2%
  Commercial                              $  3,493       $  3,285          6.3%        $  17,697      $  18,591         (4.8%)

     For the quarter ended June 30, 1998, operating margin from sales to residential and commercial customers increased by $884,000 from last year. The primary factors contributing to this improvement were the increased number of customers and an increase of $1 per month in the monthly service charge paid by each customer in Washington. Increased gas use per customer also contributed to the improved quarterly margins.

     On a fiscal year to date basis, operating margin from sales to residential and commercial customers decreased by $576,000 from last year. Warmer weather during the 1997 - 1998 winter heating season resulted in significantly lower gas use per customer. The year to date margin reduction from this lower consumption is approximately $3.8 million. The effect on year to date earnings of the lower average consumption was approximately $0.22 per share. Substantially offsetting the effects of weather were increases in the number of customers and the increase in monthly service charge per customer.

     INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers increased $171,000, or 2.6%, quarter to quarter, and $884,000, or 4.0%, for the nine-month period. These increases are primarily due to increased gas consumption by four of the Company's five cogeneration customers. During a significant portion of fiscal 1997, four of these customers had significantly reduced or curtailed their operations because of reduced demand for electricity. The addition of several smaller industrial customers also contributed to improvement in operating margins. Margin improvements from industrial customers were partially offset by a rate reduction equivalent to the amount derived from the previously mentioned increase in monthly service charge revenue from residential and commercial customers in Washington. This shift in rate responsibility was allowed in the 1996 agreement with the WUTC in settlement of the rate case effective August 1, 1996.

COST OF OPERATIONS

     Cost of operations for the quarter ended June 30, 1998, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $646,000 or 4.8% over the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, the increase was $2,287,000, or 5.7%.

     OPERATING EXPENSES, which are primarily labor and benefits expenses, increased by $314,000, or 3.5%, for the quarter, and $902,000, or 3.3%, for the nine month period. Increased labor expense accounted for $120,000 and $470,000 of the quarterly and fiscal year to date increases, respectively.

     DEPRECIATION AND AMORTIZATION increased by $210,000, or 6.1%, for the quarter, and $791,000, or 7.8%, for the nine-month period. These increases are attributable to utility plant additions.

     PROPERTY AND PAYROLL TAXES increased by $122,000, or 11.9%, for the quarter, and $594,000 or 20.6%, year to date. The increase is primarily related to the timing of recognition of property tax reductions in Oregon. Beginning in 1991, and resulting from a voter mandate (Ballot Measure 5), Oregon property tax rates decreased each year for a five year period. For each of those five years, the Oregon Public Utility Commission required regulated energy utilities to measure and defer in a regulatory liability account, the effect of the resulting property tax reductions. Each year from 1994 to 1997, the Company reduced its customer rates to reflect the lower tax expense incurred, and to refund the deferred amounts to its customers. Concurrent with the rate reductions, the Company recorded credits to property tax expense, which amortized the deferrals in amounts equivalent to the reduced revenue. Accordingly there was no net effect on earnings. The amortization was substantially completed in November 1997. The resulting effect on property tax expense is an increase of $152,000 for the fiscal 1998 third quarter, and $414,000 year to date.


INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter increased $159,000, or 7.1%, from the quarter ended June 30, 1997. For the nine month period, the increase was $478,000, or 7.0%. The increases are due primarily to increases in the amount of outstanding long-term debt, partially offset by lower short-term debt and lower interest accrued on deferred gas cost balances.


LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a five-year credit commitment of $40 million from three banks. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary company has a $1.5 million five-year revolving credit facility used for non-regulated business, and at June 30, 1998, $650,000 was outstanding. The Company also has $30 million of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $120 million outstanding at June 30, 1998, including $10 million in current maturities. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to
                                       8
issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Although net earnings for the first nine months of fiscal 1998 were lower by approximately $1.65 million than the 1997 period, net cash provided by operating activities was $34,851,000, compared to $1,962,000 for the nine months ended June 30, 1997. The comparison is affected primarily by two unusual factors in the fiscal 1997 period. First, cash flow from operations was significantly depressed during fiscal 1997 due to higher prices paid for gas during the 1996 - 1997 heating season. Gas prices during fiscal 1998 have not experienced significant abnormalities.

     Also affecting operating cash flow for fiscal 1997 was the negative cash flow from changes in current assets and liabilities. This was primarily attributable to payment during the first quarter of fiscal 1997 of accounts payable accruals as of September 30, 1996. This accounts payable balance included amounts accrued for August 1996 business which were not settled until after the end of September. Those amounts would normally have been settled in less than 30 days.

INVESTING ACTIVITIES

     Cash used by investing activities for the nine months ended June 30, 1998 was $18,899,000, compared to $13,426,000 for last year. The comparison is affected by the unusually high amount of customer contributions in aid of construction received in the first quarter of fiscal 1997, most of which was related to a project completed in fiscal 1996.

     Capital expenditures for fiscal 1998 are expected to be approximately $26 million, a reduction of $5 million from the original budget. The reductions are the result of lower than expected costs of main extensions to serve new residential and commercial customers, and the decision to postpone certain system reinforcement, replacement, and support facility projects. The Company expects that 1998 capital expenditures will be financed approximately 50% from operating activities, and 50% from debt financing.

FINANCING ACTIVITIES

     Financing activities for the nine months ended June 30, 1998 resulted in a net cash outflow of $16,142,000, compared to a provision of cash of $14,714,000 for the comparable period last year. During the 1997 period, the Company incurred a $21.5 million increase in short-term debt to fund the operating cash shortfall. The more normal operating cash flow in the current fiscal year allowed an $8.4 million reduction in short-term debt during the period.

TECHNOLOGY RISK - YEAR 2000

     Many of the Company's existing computer programs were developed to use only two digits to identify a year. These programs were developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 Issue affects virtually all businesses.

     Cascade began in 1996 identifying computer systems requiring modification or replacement to mitigate problems associated with the Year 2000 Issue. Management believes that the Company has identified all of its systems which are critical to the Company's operations, and which are not year 2000 compliant. A plan to replace or modify existing systems is being followed, to achieve completion before December 31, 1999, so that normal business operations will not be disrupted by the processing of dates from January 1, 2000 and beyond.

     The Company has been using a combination of internal and external resources to make the necessary modifications to existing systems. To date, external spending has amounted to less than $100,000, and is not expected to exceed $500,000. These costs are charged to expense as incurred. The cost associated with using internal resources is viewed primarily as an opportunity cost, resulting in a delay of other planned system upgrades and replacements. In addition the Company plans capital expenditures of approximately $1.9 million to replace certain existing systems sooner than otherwise planned. Without the Year 2000 Issue, these systems would have been replaced, due to obsolescence, within the next one to two years. Based on these estimates, management believes costs associated with mitigating the Year 2000 Issue will not have a material adverse effect on the Company's earnings, cash flow, or liquidity.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $86,564,000. Under the most restrictive of these agreements, approximately $29,483,000 was available for payment of dividends as of June 30, 1998.


ITEM 5.  OTHER INFORMATION


Ratio of Earnings to Fixed Charges:

                               Twelve Months Ended
    -------------------------------------------------------------------------------
    6/30/98       9/30/97        9/30/96       12/31/95     12/31/94       12/31/93
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

     NO.                          DESCRIPTION
     ---                          -----------
      12            Computation of Ratio of Earnings to Fixed Charges

      27            Financial Data Schedule UT

b. Reports on Form 8-K:

      No reports were filed on Form 8-K during the quarter ended June 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION



By:
    ------------------------------------------------


                      J. D. Wessling
     Vice President Finance and Chief Financial Officer
              (Principal Financial Officer)


Date:     August 13, 1998
          ---------------