Form 10-K405
period 1998-09-30
CASCADE NATURAL GAS CORP
filed 1998-12-24
CIK 18072

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 30, 1998   Commission file number:  1-7196

                         CASCADE NATURAL GAS CORPORATION
             (Exact name of Registrant as specified in its charter)

          Washington                                91-0599090
          ----------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

222 Fairview Avenue North                         (206) 624-3900
         ------------------                       --------------
         Seattle, WA  98109                      (Registrant's telephone number
(Address of principal executive offices)          including area code)


           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
Common Stock, Par Value $1 per Share           New York Stock Exchange
Preferred Stock Purchase Rights                New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on November 30, 1998, was $200,092,850

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Title                                          Outstanding
Common Stock, Par Value $1 per Share          11,045,095 as of November 30, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

                         CASCADE NATURAL GAS CORPORATION
      ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K
                  For the Fiscal Year Ended September 30, 1998

                                Table of Contents

                                                                                            Page Number
                                                                                            -----------
Part I
         Item  1 - Business                                                                       3
         Item  2 - Properties                                                                     9
         Item  3 - Legal Proceedings                                                             10
         Item  4 - Submission of Matters to a Vote of Security Holders                           10
         Executive Officers of the Registrant                                                    11

Part II
         Item  5 - Market for Registrant's Common Equity and
                           Related Stockholder Matters                                           12
         Item  6 - Selected Financial Data                                                       13
         Item  7 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   15
         Item  7a- Quantitative and Qualitative Disclosures about Market Risk                    23
         Item  8 - Financial Statements and Supplementary Data                                   24
         Item  9 - Changes in and Disagreements With Accountants on
                           Accounting and Financial Disclosure                                   44

Part III
         Item 10 - Directors and Executive Officers of the Registrant                            44
         Item 11 - Executive Compensation                                                        44
         Item 12 - Security Ownership of Certain Beneficial Owners
                           and Management                                                        44
         Item 13 - Certain Relationships and Related Transactions                                44

Part IV
         Item 14 - Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                                   45

Signatures                                                                                       46

Index to Exhibits                                                                                47

ITEM 1. BUSINESS.

GENERAL

         Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 18% of its gas distribution revenues are from the state of Oregon.

         At September 30, 1998, the Company had 142,645 residential customers, 25,415 commercial customers, 436 firm industrial customers and 20 traditional interruptible customers, all of which are classified as core customers. In addition, there were 177 non-core customers. In the twelve month periods ended September 30, 1998 and September 30, 1997, residential and commercial customers accounted for 62% and 64% of the operating margin, and 15% and 20% of the total gas deliveries respectively. The non-core customers (including transportation service) provided the remaining operating margin and throughput.

STATE REGULATION

         The Company's rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

         Cascade's gas supply contracts provide for annual review of gas prices for possible adjustment. To the extent that prices are changed for core customers, Cascade is able to pass the effect of such changes, subject to regulatory review, to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA. Effective December 1998, with respect to such gas supplies delivered to Oregon customers, 67% of the cost changes between PGA effective dates are so deferred. The remaining 33% (increase or decrease) is absorbed by the Company.

         The Company is also subject to state regulation with respect to integrated resource planning, and its most recent update of its Integrated Resource Plan (IRP) was filed in 1997 with both the WUTC and the OPUC. The IRP shows the Company's plan for the best set of supply and demand side resources that minimizes costs and has acceptable levels of deliverability risk over the twenty-year planning horizon. The IRP also sets forth possible growth scenarios for core customers and throughput for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage.

         The IRP also sets forth the Company's supply side management plans regarding transportation capacity and gas supply acquisition over a twenty-year period. The Company develops updates of the IRP every two years. These updated documents take into account input solicited from the public and the WUTC and OPUC staffs. While the filing of the IRP with both commissions gives the Company no advance assurance that its acquisitions of pipeline transportation capacity and gas supplies will be recognized in rates, management believes that the integrated resource planning process benefits the Company by giving it the opportunity to obtain input from regulators and the public concurrently with making these important strategic decisions. Until the Company receives final regulatory approval of these decisions in the context of the rate making process, the Company cannot predict with certainty the extent to which the integrated resource planning process will affect its rates.

NATURAL GAS SUPPLY

         The majority of Cascade's supply of natural gas is transported via Williams Gas Pipelines - West (Williams), formerly Northwest Pipeline Corporation. Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is also a shipper on the Pacific Gas and Electric Gas Transmission Northwest (PG&E GT NW) system. PG&E GT NW owns and operates a gas transmission line that connects with the facilities of the Alberta Natural Gas Company, Ltd. at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California.

         Presently, baseload requirements for Cascade's core market group are provided by six major gas supply contracts with various expiration dates from 1999 through 2008 and totaling 714,830 therms per day. Approximately 93% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements. One with Williams extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second with the Washington Water Power Company (WWP) has a primary term ending April 30, 2001 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract, also with Williams for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

         In addition to underground and LNG storage, Cascade has entered into contracts with two of its major industrial customers whereby each customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. Cascade then takes the end-user's firm gas supply and pipeline capacity to serve its core markets. In return, Cascade reimburses the end-user for the cost of its alternate fuel and pipeline capacity. Since the end-user is also a distribution customer of Cascade, the supply is already being delivered to Cascade's system and is merely diverted to core customers, allowing for even greater accommodation of late day demand spikes. Because the end-user's response is dictated by contract and firm gas supply and firm pipeline capacity is involved, this type of resource is highly flexible and reliable. These peak shaving agreements which expire in 2014, entitle Cascade to call on 650,000 therms per day up to a seasonal total of 6,000,000 therms. However, Cascade may explore opportunities to market one of these agreements to potential third parties during the upcoming year.

         During 1998, Cascade purchased approximately 79% of its gas supplies from firm gas supply contracts and 21% from 30-day spot market contracts. In addition, 908.3 million therms of customer purchased supplies were transported through Cascade facilities.

         Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation. Currently core gas is purchased primarily on fixed contracts. Management believes that this, together with use of storage volumes at a value determined at the time of injection, provides Cascade with the ability to mitigate the effects of short term, unexpected spikes in the market price of natural gas.

OREGON GAS COST ADJUSTMENTS

         Prior to December 1998, in Oregon Cascade was subject to an 80/20% sharing mechanism for changes in the commodity cost of gas supplies. If actual commodity gas prices were higher or lower than predicted in the PGA filing, 80% of the incremental change was passed through to core customers in rates while Cascade kept or absorbed the remaining 20%. Coupled with the 80/20 sharing was an Earnings Review Test. Cascade's ability to adjust rates to recover higher than predicted gas costs was limited to the extent that adjusted operating results during the relevant period exceeded rate of return ceilings calculated by the staff of the OPUC. For purposes of the test, adjustments, such as one to impute normal rather than actual weather, were made to operating results, consequently limitations on gas cost recovery could be imposed even when actual earnings were lower than staff's ceiling. Effective December 1st, the Company and OPUC staff agreed to drop the Earnings Review Test and modify the sharing mechanism for commodity gas cost changes to a 67/33% split.

         Most of Cascade's current gas supply portfolio for Oregon core customers is comprised of gas supplies that have a fixed commodity price, therefore management believes that there will be little risk or opportunity for the Company under the 67/33% sharing arrangement during the coming year.

         For a description of the customer rate reduction settlement effective September 1, 1997, see "Regulatory Matters" under Item 7.

FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

         Cascade is not subject to regulation by the FERC, however FERC actions can affect the amounts Cascade pays to interstate pipeline companies for interstate deliveries of natural gas supplies. Several FERC issues are pending before FERC, or are on appeal before the U.S. Court of Appeals, that may affect the prices Cascade pays. Since the policies of the WUTC and OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of pending issues will not affect its net earnings.

CURTAILMENT PROCEDURES

         In previous heating seasons, cold weather has required Cascade to significantly curtail deliveries to its interruptible customers. Cascade has not curtailed any firm customers, except under force majeure provisions. Cascade's tariffs effective in Washington and Oregon allow for curtailment of interruptible services, which are provided at rates lower than for firm services. In the event of curtailment by Cascade of firm service due to force majeure, Cascade's tariffs provide that it shall not be liable for damages to any customer for failure to deliver gas curtailed in accordance with the provisions of the tariffs. The tariffs provide for appropriate adjustment of the monthly charges to firm customers curtailed by reason of an insufficient supply of gas.

TERRITORY SERVED AND FRANCHISES

         The population of communities served by Cascade totals approximately 780,000. Cascade has all the franchises necessary for the distribution of natural gas in the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

         In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 1999 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

         Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality," below.

         Agreements with Cascade's principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on at least 30-days' notice.

         The principal industrial activities in Cascade's service area include the production of pulp, paper and converted paper products, plywood, chemical fertilizers, industrial chemicals, cement, clay and ceramic products, textiles, refining of crude oil, producing and forming of aluminum, the processing and canning of many types of vegetable, fruit and fish products, processing of milk products, meat processing and the drying and curing of wood and agricultural products, and electric power generation. Electric generation customers represent a significant portion of industrial revenues. The demand for gas fired generation is driven in part by the availability of hydroelectric generation.

SEASONALITY

         Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 1998, 67% of operating revenues and 97% of earnings from operations were derived from the first two quarters (October 1997 through March
1998). Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of gas water heaters by customers, since they are not as affected by weather conditions.

COMPETITIVE CONDITIONS

         Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil and electricity for residential and commercial space heating, and electricity for water heating.

         Competition is primarily based on price. For residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has an advantage over electricity in the vast majority of its territory. In the remaining areas of its service territory served by public electric utilities with their own hydro power supply, Cascade is almost equal in cost with respect to electricity furnished by those utilities for space heating and water heating uses. In addition, gas enjoys the advantage of being the preferred energy choice by builders for new construction.

         Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation and the restructuring of gas supply and contractual provisions with these customers have improved the Company's competitive position. From December 1991 through January 1992 and again from December 1992 through May 1994, except for a brief period in June 1993, residual fuel oil prices were lower than natural gas, but Cascade did not experience any significant loss of sales to alternate fuels during those periods.

         In addition to multiple alternative fuels, the Company competes with other sellers of natural gas because of the potential for bypass of the Company's facilities. Bypass refers to actual or prospective customers who install their own facilities and connect directly to an upstream pipeline and thereby "bypass" the distribution company's service. The Company has experienced bypass but has also experienced success in offering competitive rates to reduce economic incentives to bypass.

         The Bonneville Power Administration ( BPA ) is a major supplier of hydro-electric power in the Pacific Northwest including Cascade's service area. BPA significantly influences the electric rates of all classes of customers including those applications in direct competition with natural gas marketed by Cascade.

ENVIRONMENTAL

         The Company is subject to federal and state environmental regulation of its operations and properties through the United States Environmental Protection Agency, the Washington Department of Ecology and the Oregon Department of Environmental Quality. Such regulation may, at times, result in the imposition of liability or responsibility for the clean up or treatment of existing environmental problems or for the prevention of future environmental problems.

For detailed descriptions of specific environmental issues, see "Environmental Matters" under Item 7.

CAPITAL EXPENDITURES

         Capital expenditures for fiscal 1999 are budgeted at $23.5 million. Including the 1999 budget, the Company will have spent over $150,000,000 in new plant in the five years ending in 1999, which is roughly equal to the amount expended during the nine year period from 1985 through 1993. Capital expenditures are primarily used to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization.

         The Company is currently forecasting that capital expenditures will total approximately $122,000,000 over the next five years, reflecting expectations that growth in the number of customers will continue at a pace similar to recent experience but lower spending on system reinforcement. Management performs quantitative and qualitative analyses to assure that the Company's goals and strategies are met. The overall objective is to invest limited capital to generate the highest possible returns within the shortest possible time, while assuming prudent risk, anticipating customer needs and complying with the requirements of regulators.

NON-UTILITY SUBSIDIARIES

         Cascade has four non-utility subsidiaries, only two of which are actively engaged in business at present. Cascade Land Leasing is engaged in the servicing of loans, that were made to Cascade's gas customers to finance their purchases of energy-efficient appliances. As of September 1997, the subsidiary no longer makes new loans. Beginning in November 1998, CGC Resources began serving as an entity engaged in pipeline capacity management, with the objective of mitigating gas costs for Cascade. The subsidiaries, which in the aggregate account for less than 1% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial statements.

PERSONNEL

         At September 30, 1998, Cascade had 481 employees. Of the total employees, 218 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 1999, and thereafter until terminated by either party on sixty days' notice. As of September 30, 1998, three Company executives including the president accepted an early retirement offer. The Company does not intend to replace these positions, but has instead restructured management to cover the vacated areas of responsibilities.

Historical Summary of Operating Statistics
 Fiscal Years Ended September 30


                                                          1998           1997           1996           1995           1994

 Natural Gas Deliveries to Customers
(thousands of therms)
      Residential                                       106,454        110,137        101,779         93,524         83,912
      Commercial                                         99,879        107,310        103,433        101,145         95,695
      Industrial and other                            1,124,127        851,357        834,363        768,537        666,698
                                                   ------------   ------------   ------------   ------------     ----------
                                                      1,330,460      1,068,804      1,039,575        963,206        846,305
                                                   ------------   ------------   ------------   ------------     ----------
 Average Number of Customers
      Residential                                       142,537        134,857        127,089        119,633        111,055
      Commercial                                         25,409         24,682         23,741         22,755         21,794
      Industrial and other                                  597            500            482            462            447
                                                   ------------   ------------   ------------   ------------     ----------
                                                        168,543        160,039        151,312        142,850        133,296
                                                   ------------   ------------   ------------   ------------     ----------

 Total Customers at End of Year                         168,693        160,247        152,116        143,372        134,823

 Average Annual Therm Usage per Customer
      Residential                                           747            817            801            782            756
      Commercial                                          3,931          4,348          4,357          4,445          4,391
      Industrial and other                            1,882,960      1,702,714      1,731,044      1,663,500      1,491,494

 Heating Degree Days (normal is 5,669)                    5,031          5,525          5,620          5,607          5,301

 Daily Sendout (thousands of therms)
      Peak day for the year                               5,802          4,832          4,863          3,955          3,341
      Average day for the year                            3,645          2,928          2,840          2,639          2,319

 Employees at End of Year                                   481            484            478            479            473

 Customers Per Employee at End of Year                      351            331            318            299            285

ITEM 2. PROPERTIES.

         At September 30, 1998, Cascade's utility plant investments included approximately 4,250 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches and 2,741 miles of service lines.

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

ITEM 3.  LEGAL PROCEEDINGS

         The information under "Environmental Matters" in Item 7 is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company, as of December 1, 1998, are as follows:


                                                                                                 Year
                                                                                                 Became
Name                                        Office                              Age              Officer
--------------------------------------------------------------------------------------------------------
W. Brian Matsuyama                  Chairman of the Board,
                                    President and
                                    Chief Executive Officer                     52               1987

Jon T. Stoltz                       Senior Vice President -
                                    Planning, Regulatory
                                    & Consumer Affairs                          51               1981

J. D. Wessling                      Senior Vice President - Finance
                                    and Chief Financial Officer                 55               1995

Larry E. Anderson                   Vice President -
                                    Operations                                  50               1995

King C. Oberg                       Vice President -
                                    Gas Supply                                  57               1993

James E. Haug                       Controller and Chief
                                    Accounting Officer                          49               1981

Larry C. Rosok                      Vice President - Human Resources
                                    and Corporate Secretary                     42               1995

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

                                        Fiscal 1998                 Fiscal 1997
                                        -----------                 -----------
              Quarter               High           Low          High            Low
              -------               ----           ---          ----            ---
           December 31               19           16-1/2       17-3/8          15-5/8
           March 31               18-9/16         15-1/2       17-1/8          15-1/2
           June 30                17-3/16        15-5/16         17            15-1/4
           September 30            16-1/2         14-5/8      17-11/16         15-7/8

         At November 30, 1998, there were approximately 7,930 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.


                                        Fiscal          Fiscal
                   Quarter               1998            1997
                   -------               ----            ----
                 December 31         $      0.24     $      0.24
                 March 31            $      0.24     $      0.24
                 June 30             $      0.24     $      0.24
                 September 30        $      0.24     $      0.24

ITEM 6. SELECTED FINANCIAL DATA.


(dollars in thousands except per share data)

                                                  Year Ended       Year Ended          Nine Months             Twelve Months
                                                    Sep 30            Sep 30           Ended Sep 30           Ended December 31
                                                    ------            ------           ------------           -----------------
                                                     1998              1997               1996              1995             1994
STATEMENTS OF OPERATIONS:

 Operating Revenues                                  189,656           195,786           127,665           182,744          192,410
 Less: Gas Purchases                                  97,382           104,342            69,679           102,858          118,083
   Revenue Taxes                                      12,037            12,430             8,420            11,480           11,500
                                                  ----------       -----------         ---------         ---------       ----------
 Operating Margin                                     80,237            79,014            49,566            68,406           62,827
                                                  ----------       -----------         ---------         ---------       ----------
 Cost of Operations:
   Operating expenses                                 37,310            35,670            25,058            30,818           30,202
   Depreciation and amortization                      13,470            13,416             9,362            11,733           10,921
   Property and payroll taxes                          4,420             3,989             3,181             4,051            4,039
                                                  ----------       -----------         ---------         ---------       ----------
                                                      55,200            53,075            37,601            46,602           45,162
                                                  ----------       -----------         ---------         ---------       ----------
 Earnings From Operations                             25,037            25,939            11,965            21,804           17,665
                                                  ----------       -----------         ---------         ---------       ----------
 Nonoperating Expense (Income):
   Interest                                           10,132             9,436             7,459             9,938            8,090
   Interest charged to construction                     (550)             (532)             (569)             (394)            (203)
                                                  ----------       -----------         ---------         ---------       ----------
                                                       9,582             8,904             6,890             9,544            7,887
   Amortization of debt issuance expense                 605               612               459               606              593
   Other                                                (388)             (467)               (2)             (586)             (80)
                                                  ----------       -----------         ---------         ---------       ----------
                                                       9,799             9,049             7,347             9,564            8,400
                                                  ----------       -----------         ---------         ---------       ----------

 Earnings Before Income Taxes                         15,238            16,890             4,618            12,240            9,265
 Income Taxes                                          5,694             6,263             1,606             4,508            3,505
                                                  ----------       -----------         ---------         ---------       ----------

 Net Earnings                                          9,544            10,627             3,012             7,732            5,760
 Preferred Dividends                                     497               510               393               539              558
                                                  ----------       -----------         ---------         ---------       ----------
 Net Earnings Available to
   Common Shareholders                             $   9,047         $  10,117         $   2,619         $   7,193        $   5,202
                                                  ----------       -----------         ---------         ---------       ----------
                                                  ----------       -----------         ---------         ---------       ----------
 Common Stock Outstanding (thousands of shares):
   End of year                                        11,045            10,967            10,787             9,144            8,912
   Weighted Average (as restated)                     11,000            10,842             9,249             8,997            8,716


 Net Earnings per Common Share                    ----------       -----------         ---------         ---------       ----------
   (Basic and diluted)                             $    0.82         $    0.93         $    0.28         $    0.80        $    0.60
                                                  ----------       -----------         ---------         ---------       ----------


(dollars in thousands except per share data)

                                                                          At September 30                      At December 31
                                             -------------------------------------------------------  ------------------------------
                                                   1998               1997               1996               1995               1994
RETAINED EARNINGS:
  Beginning of the year                       $   4,553          $   4,901          $   9,297          $  10,806          $  14,076
  Net earnings available to
      common shareholders                         9,047             10,117              2,619              7,193              5,202
  Common dividends                              (10,597)           (10,465)            (7,015)            (8,702)            (8,472)
                                             --------------------------------  ---------------------  ------------------------------
  End of the year                             $   3,003          $   4,553          $   4,901          $   9,297          $  10,806
                                             --------------------------------  ---------------------  ------------------------------
                                             --------------------------------  ---------------------  ------------------------------
CAPITAL STRUCTURE:
  Common shareholders' equity                 $ 111,428          $ 111,662          $ 109,126          $  89,539          $  87,710
  Redeemable preferred stocks                     6,408              6,630              6,851              6,851              7,217
                                             --------------------------------  ---------------------  ------------------------------
  Debt:
      Long-term debt                            110,650            121,150            101,850            102,100            100,000
      Notes Payable and Commercial Paper          6,929             12,900                  -             32,000             14,501
      Current maturities of long-term debt       10,000                  -                  -                  -              5,000
                                             --------------------------------  ---------------------  ------------------------------
                                                127,579            134,050            101,850            134,100            119,501
                                             --------------------------------  ---------------------  ------------------------------
  Total capital                               $ 245,415          $ 252,342          $ 217,827          $ 230,490          $ 214,428
                                             --------------------------------  ---------------------  ------------------------------
                                             --------------------------------  ---------------------  ------------------------------
FINANCIAL RATIOS:
  Return on common shareholders' equity            8.11%              9.16%              7.88%              8.12%              6.00%
  Common stock dividend payout ratio                117%               103%               257%               120%               161%
  Dividends declared per common share         $    0.96          $    0.96          $    0.72          $    0.96          $    0.96
  Fixed charge coverage (before income tax
   deduction):
      Times interest earned                        2.42               2.68               2.17               2.16               2.07
      Times interest and preferred
          dividends earned                         2.26               2.48               2.01               2.00               1.87
  Book value per year-end share
          of common stock                     $   10.09          $   10.18          $   10.12          $    9.79          $    9.84
  Capitalization Ratios at End of Year
      Common shareholders' equity                 45.40%             44.30%             50.10%             39.60%             42.70%
      Preferred stock                              2.60%              2.60%              3.10%              3.30%              3.80%
      Long-term debt (incl. current)              49.20%             48.00%             46.80%             48.40%             41.40%
      Short-term debt                              2.80%              5.10%              0.00%              8.70%             12.10%
                                              --------------------------------------------------------------------------------------
                                                 100.00%            100.00%            100.00%            100.00%            100.00%
                                              --------------------------------------------------------------------------------------
UTILITY PLANT:
  Utility plant - end of year                 $ 433,568          $ 416,365          $ 383,771          $ 362,924          $ 333,863
  Accumulated depreciation                      167,356            160,332            147,599            138,831            127,806
                                              --------------------------------------------------------------------------------------
  Net plant                                   $ 266,212          $ 256,033          $ 236,172          $ 224,093          $ 206,057
                                              --------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------------------------
  Capital expenditures, net
    of contributions in aid                   $  23,780          $  21,626          $  26,053          $  37,637          $  27,251
                                              --------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------------------------
  Total assets                                $ 311,511          $ 307,703          $ 296,381          $ 296,898          $ 273,090
                                              --------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations for the 12-month periods ended September 30, 1998 and 1997, and the unaudited 12 month period ended September 30, 1996, and cash flows for the 12-month periods ended September 30, 1998 and 1997, and the nine-month transition period ended September 30, 1996. As of September 30, 1996, the Company adopted a fiscal year ending September 30. Previously, the fiscal year coincided with the calendar year. The September year end is more compatible with the Company's business cycle, and provides for reporting of a heating season (October through March) in a single fiscal year.

RESULTS OF OPERATIONS

         Results of operations for the three fiscal periods were as follows:


                                                                  12 months ended September 30
  (THOUSANDS EXCEPT PER SHARE DATA)                          1998              1997              1996*
                                                         -----------       -----------       -----------
Operating Revenues                                       $ 189,656         $ 195,786         $ 184,572
Less:  Gas purchases                                        97,382           104,342           101,299
       Revenue taxes                                        12,037            12,430            11,692
                                                         -----------       -----------       -----------
Operating Margin                                            80,237            79,014            71,581
                                                         -----------       -----------       -----------
Cost of Operations

 Operating expenses                                         37,310            35,670            32,776
 Depreciation and amortization                              13,470            13,416            12,389
 Property and payroll taxes                                  4,420             3,989             4,115
                                                         -----------       -----------       -----------
                                                            55,200            53,075            49,280
                                                         -----------       -----------       -----------
 Earnings from operations                                   25,037            25,939            22,301
Nonoperating Expense (Income)

 Interest                                                   10,132             9,436            10,101
 Interest charged to construction                             (550)             (532)             (753)
                                                         -----------       -----------       -----------
                                                             9,582             8,904             9,348
 Amortization of debt issuance expense                         605               612               612
 Other                                                        (388)             (467)             (142)
                                                         -----------       -----------       -----------
                                                             9,799             9,049             9,818
                                                         -----------       -----------       -----------
Earnings Before Income Taxes                                15,238            16,890            12,483
Income Taxes                                                 5,694             6,263             4,272
                                                         -----------       -----------       -----------
Net Earnings                                                 9,544            10,627             8,211
Preferred Dividends                                            497               510               524
                                                         -----------       -----------       -----------
Net Earnings Available to

 Common Shareholders                                     $   9,047         $  10,117         $   7,687
                                                         -----------       -----------       -----------
                                                         -----------       -----------       -----------

Weighted Average Shares Outstanding (as restated)           11,000            10,842             9,192

Net Earnings per Common Share - Basic and Diluted        $    0.82         $    0.93         $    0.84
                                                                                            *unaudited

EARNINGS PER SHARE

         Net earnings of $0.82 per common share for fiscal 1998 were 11.8% less than the $0.93 per common share reported for fiscal 1997. The decline in earnings occurred primarily due to lower residential and commercial consumption per customer. Consumption was primarily affected by warm weather as evidenced by the 9% fewer degree days in 1998 vs. 1997.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN for the fiscal years ended September 30, 1998, 1997, and 1996 were as set forth in the following table:

Residential and Commercial Operating Margins dollars in thousands)


                                              (12 months ended September 30)
                                            1998            1997            1996
--------------------------------------------------------------------------------
Degree Days                                5,031           5,525           5,620
Average Number of Customers
  Residential                            142,537         134,857         127,089
  Commercial                              25,409          24,682          23,741
Average Therm Usage Per Customer
  Residential                                747             817             801
  Commercial                               3,931           4,348           4,357
Operating Margin
  Residential                           $ 30,436        $ 29,725        $ 26,100
  Commercial                            $ 19,648        $ 20,523        $ 19,794

         Fiscal 1998 operating margins from sales to residential and commercial customers were down $164,000, or 0.3% compared to fiscal 1997. Several factors contributed to this decrease, but most significant was the decline in gas consumption resulting from warm weather during the 1997 - 1998 winter heating season. Weather in fiscal 1998, as measured by heating degree days, was approximately 11% warmer than normal, and 9% warmer than the prior year. The lower gas consumption depressed margins by an estimated $4 million compared to 1997. This represents approximately $0.23 per share. Also reducing margins by approximately $700,000 was a September 1, 1997 reduction in rates which passed on to Oregon customers a part of the benefit of efficiencies and lower capital costs since Cascade's last general rate case in that state.

         Other factors substantially mitigated these decreases. The 5.3% growth in the number of customers contributed approximately $2.4 million of margin. Monthly service charges collected from customers in Washington increased $1.00 on August 1, 1997, and again on August 1, 1998. These service charge increases contributed approximately $1.4 million of margin. Offsetting the higher service charges was a reduction in rates charged to industrial and other customers, as described in subsequent paragraphs. Also affecting the comparison were more stable wholesale prices of natural gas in fiscal 1998. During the fiscal 1997 heating season, gas supply prices spiked to abnormally high levels. Regulatory provisions in Oregon require that the Company absorb a portion of such price variances. During fiscal 1998, more stable prices prevailed, and the Company was able to earn a small profit from favorable prices. The resulting difference was an approximate $900,000 margin improvement.

         Fiscal 1997 margins from residential and commercial customers increased by $4.4 million over the twelve months ended September 30, 1996 (fiscal 1996), primarily due to 8,709 new customers, new state of Washington tariff rates effective August 1, 1996, and a moderate increase in the average gas usage per residential customer. These increases were partially offset by purchased gas cost increases absorbed in Oregon, and by a rate reduction in Oregon to offset the effect of lower property tax expense.

         INDUSTRIAL AND OTHER MARGIN in fiscal 1998 increased $1.4 million or 4.8% over fiscal 1997. This improvement is primarily due to greater deliveries to the Company's electric generation customers. The demand for gas fired generation is driven in part by the diminished availability of hydroelectric generation, resulting from last winter's low snowfall in the northwest. The addition of several smaller industrial customers also contributed to the improvement in operating margins.

         The comparison of fiscal 1997 to fiscal 1996 operating margin from industrial and other customers is affected by the charge of $1.3 million, related to unrecovered gas cost, recorded in the June 1996 quarter. Other than the effect of this charge, margins increased by $1.8 million, or 6.8%, for fiscal 1997. These increases are primarily due to the addition of 20 new customers, including service to a new cogeneration customer that began commercial operation in June 1996.

         Partially offsetting the margin improvements from industrial customers for each of the above mentioned years were rate reductions equivalent to the amount derived from the higher monthly service charges to residential and commercial customers (see "Residential and Commercial Margin"). This shift in rate responsibility was allowed in the 1996 agreement with the WUTC in settlement of the rate case effective August 1, 1996. The settlement provided for a phased in shift of rate responsibility in three annual increments, on August 1, 1996, 1997, and 1998.

COST OF OPERATIONS

         Cost of operations, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, was $55.2 million, $53.1 million, and $49.3 million for the twelve-month periods ended September 30, 1998, 1997, and 1996, respectively.

         OPERATING EXPENSES for fiscal 1998, which are primarily labor and benefits expenses, increased by $1.7 million, or 4.7%, over fiscal 1997. Labor expense was higher by $560,000, or 2.4%. Lower credits for labor and other expenses charged to construction resulted in higher operating expense of $504,000. Also included in operating expenses was a one-time charge of $369,000, recorded in the fourth quarter, for the cost of an early retirement opportunity that was accepted by three of the Company's executives, who retired as of September 30, 1998. Management restructuring associated with these retirements is expected to reduce ongoing annual salary and benefits expense by an amount that will more than offset the one-time charge beginning in fiscal 1999.

         Fiscal 1997 operating expenses increased by $2.9 million, or 8.8%, over fiscal 1996. Of this increase, $1.3 million is attributable to deferred recognition of Postretirement Benefits Other than Pensions (PBOP). From January 1993 through July 1996, a portion of PBOP expenses was deferred, in accordance with a policy statement issued by the WUTC in 1992. Concurrent with the settlement of the Washington rate case, effective August 1, 1996, ongoing PBOP expenses are no longer deferred, and amortization of the previously deferred amounts is also included in operating expenses, resulting in the expense increase. The new customer rates included recognition of this higher level of PBOP expenses. In addition, labor costs increased by $990,000, or 4.5%, related to normal wage and salary rate adjustments, as well as higher compensation levels commensurate with a more highly skilled work force.

         DEPRECIATION AND AMORTIZATION for fiscal 1998 increased by $54,000 or 0.4% over fiscal 1997. Based on the results of a depreciation study conducted during 1998, the Company implemented lower depreciation rates effective July 1, 1998. As a result, depreciation expense decreased approximately $500,000, offsetting the effect of additions to depreciable utility plant to serve a growing customer base. The new depreciation rates will reduce ongoing annual depreciation expense by approximately $2 million.

         Depreciation and Amortization for fiscal 1997 increased $1.0 million or 8.3% over fiscal 1996 because of increases in utility plant.

         PROPERTY AND PAYROLL TAXES for fiscal 1998 were higher by $430,000, or 10.8%, compared to fiscal 1997. The increase is primarily related to the timing of recognition of property tax reductions in Oregon. Beginning in 1991, and resulting from a voter mandate in 1990 (Ballot Measure 5), Oregon property tax rates decreased each year for a five year period. For each of those five years, the Oregon Public Utility Commission required regulated energy utilities to measure and defer in a regulatory liability account, the effect of the resulting property tax reductions. Each year from 1994 to 1997, the Company reduced its customer rates to reflect the lower tax expense incurred, and to refund the deferred amounts to its customers. Concurrent with the rate reductions, the Company recorded credits to property tax expense, which amortized the deferrals in amounts equivalent to the reduced revenue. Accordingly, there was no net effect on earnings. The amortization was substantially completed in November 1997.

         Property and Payroll Taxes for fiscal 1997 decreased $126,000, or 3.1%, compared to fiscal 1996. Higher property taxes resulting from increases in assets were more than offset by reductions in Oregon tax rates mandated by Ballot Measure 5.

NONOPERATING EXPENSE (INCOME)

         Interest expense for 1998 increased by $696,000 or 7.4% from fiscal 1997. The increase is due primarily to additional amounts of outstanding long-term debt, partially offset by lower short-term debt and lower interest accrued on deferred gas cost balances. The comparison of other non-operating income was affected by the inclusion in 1997 of a $140,000 gain on the sale of a parcel of land. Additionally, there was less interest income in fiscal 1998 because of lower outstanding appliance loan amounts.

         For fiscal 1997, interest expense decreased $665,000 or 6.6% from 1996. This is due to lower average amounts of short-term debt outstanding and lower interest accrual on deferred gas cost balances. Other non-operating income increased by $325,000 to $467,000. The primary factors resulting in this increase were a 1997 gain of $140,000 on the sale of a parcel of land, compared to a 1996 charge of $311,000 relating to valuation reserves against other assets.

INCOME TAXES

         The decrease in the provision for federal and state income taxes is primarily attributable to lower pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a credit commitment of $40 million from three banks, which expires in September 2000. The committed lines also support a money market facility of a similar amount and a regional commercial paper program. A subsidiary company has a $1.5 million five-year revolving credit facility, that expires in December 2000, used for non-regulated business, and at September 30, 1998, $650,000 was outstanding. The Company also has $30 million of uncommitted lines from three banks.

         The balance of Medium-Term Notes at September 30, 1998 was $120 million, including $10 million in current maturities. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

         Operating activities resulted in positive net cash flow of $38.6 million for fiscal 1998, compared to $46,000 for fiscal 1997. The comparison is affected primarily by two unusual factors in fiscal 1997. First, cash flow from operations was significantly depressed during fiscal 1997 due to higher prices paid for gas during the 1996 - 1997 heating seasons. Gas prices during fiscal 1998 did not experience significant abnormalities.

         Also affecting operating cash flow for fiscal 1997 was the negative effect from changes in current assets and liabilities. This was primarily attributable to payment during the first quarter of fiscal 1997 of accounts payable as of September 30, 1996. This accounts payable balance included amounts from August 1996 business, which were not settled until after the end of September. Those amounts would normally have been settled in less than 30 days.

INVESTING ACTIVITIES

         Cash used by investing activities in fiscal 1998 was $22.9 million, compared to $21.2 million for fiscal 1997. Capital expenditures in 1998 were lower than in 1997 primarily due to reduced expenditures on major system reinforcement projects. The year to year comparison of cash used by investing activities is also affected by an unusually high amount of customer contributions in aid of construction in 1997, primarily related to expenditures on a project completed in fiscal 1996.

         Budgeted capital expenditures for fiscal 1999 are approximately $23.5 million, which is expected to be financed approximately 65% from operating activities, and 35% from debt financing.

FINANCING ACTIVITIES

         Cash used by financing activities in fiscal 1998 was $16.5 million, while 1997 financing activities provided net cash of $23.7 million. The adverse operating cash flow in 1997 described under "Operating Activities" contributed to the need for external financing. The principal financing activity in 1997 was the issuance of $20 million of new Medium-Term Notes, completed in September. No external financing was done in fiscal 1998. As of the third quarter of fiscal 1998, the Company is no longer issuing new common stock to its dividend reinvestment plan or 401(k) plan. Those plans now purchase shares on the open market.

REGULATORY MATTERS

         For the past eight years, the Company has been able to achieve normalized results in Oregon greater than its allowed rate of return. Recognizing that the limitations inherent in traditional utility regulation could, at some point, inhibit further productivity improvements in that state, the Company, through a series of discussions with the staff of the OPUC, has been cooperatively exploring alternatives. Ideally, both shareholders and customers should be able to benefit fairly from efficiency gains. In September 1997, the Company decreased Oregon rates by $800,000 annually. The lower rates share with customers some of the benefits of increased productivity and lower capital costs since the Company's last general rate case in 1990, and can better serve as a starting point for new methods that it may develop for sharing future improvements. The new rates are expected to reduce net income by $556,800 annually and to produce an implied return on equity of 11.8% in Oregon. Currently, Cascade is awaiting Oregon Commission approval of a stipulation that has been signed by the Company and OPUC staff that will establish an Earnings Sharing Mechanism. If the mechanism is approved, Cascade will share with its Oregon customers one third of earning that exceed an ROE ceiling. The ROE ceiling would be adjusted over time based upon the change in the average US Treasury 5,7, & 10 year bond rates. Based upon current bond rates, the ROE ceiling before any sharing would occur is 12.60%.

ENVIRONMENTAL MATTERS

         In 1995, the Company received a claim from a property owner in Eugene, Oregon requesting that the Company assume responsibility for investigation and possible clean up of alleged contamination on property previously owned by a predecessor of Cascade. The predecessor company conducted a manufactured gas business on the property from approximately 1929 to 1948. Manufactured gas operations apparently were conducted on the site by several operators beginning about 1907. The site was used for other purposes beginning in 1949.

         The present owner has retained an environmental consultant, which is investigating possible contamination on the property. To date the consultant has reported that it believes contamination is present, which contamination is consistent with that which might originate from a manufactured gas operation. There have been no estimates as to possible clean up costs. The consultant's report has been furnished to the Oregon Department of Environmental Quality
(DEQ). The owner has reached agreement with the DEQ for an intergovernmental agreement with respect to further investigation and possible remediation of contamination on the property in the voluntary cleanup program.

         Another northwest utility, which purchased the property from Cascade in 1958, has declined to participate in the site investigation, although it may, as a onetime owner of the property, bear some share of the responsibility as well.

         The Company has notified its insurance carriers of the claim and is keeping them advised as to the investigation. On one occasion in the past when hazardous materials on property formerly owned by a predecessor of the Company required clean up, the OPUC allowed the clean up costs to be passed on to customers. In the event the Company is responsible for clean up costs not covered by insurance, management anticipates asking for reimbursement through rates for such costs.

         In 1997, a property owner in Washington notified the Company that there is contamination on his property, and that he believes it comes from a former manufactured gas site, owned at one time by a predecessor company, which was merged with Cascade in 1953. The State of Washington Department of Ecology has categorized this site as a "listed site" ranked in its most hazardous category. As a former owner of the site, the Company may be strictly liable to the State of

Washington for investigation and remediation of the contamination of the site, but may share that cost or allocate all the cost to others who actually caused or contributed to the contamination.

         The Company has retained an environmental consultant, which is investigating possible contamination at the site. There is evidence of contamination at the site, and there is also evidence of an oil line across the site property owned and operated by others, which may be a contributor to the contamination. There have been no estimates as to possible clean up costs. The Company is presently investigating title and other government records to identify other potentially liable parties. The Company is notifying the other identified parties of the contamination claims, and requesting cooperation and financial contribution.

         In the event the Company is responsible for clean up costs not covered by insurance, management anticipates asking the WUTC for reimbursement for such costs, through rates charged to customers.

YEAR 2000 ISSUES

         The Company has in place an ongoing program to assess and mitigate risks associated with technology that may not be year 2000 compliant. The program encompasses the Company's computer-based and non computer-based resources, as well as obtaining assurance of compliance from key suppliers and customers with which it has business relationships.

Risks

         The Company has contacted suppliers and customers with whom it has significant business relationships regarding year 2000 compliance. Although response to these notifications are not yet complete, the company has not received indication that any major third party will have significant year 2000 compliance problems that would adversely affect its ability to conduct business with Cascade.

         The Company has not yet received assurance from interstate pipeline companies that adequate backup measures are in place in the event of a failure of computer systems, but management does not believe that a significant risk exists.

         In the event that internal computer systems fail due to year 2000 compliance problems, business processes that may be interrupted include: monitoring of gas flow and pressure; measurement of gas receipts from suppliers and deliveries to customers; processing customer invoices; payments to suppliers; financial measurement and reporting; internal and external communications; payroll processing; and various other administrative functions. Management has not developed estimates of losses that may be incurred in the event of a failure of one or more of these systems.

         Cascade presently does not anticipate the occurrence of major interruptions in its business as a result of year 2000 issues. However, it is possible that disruptions in such services as telecommunications, banking, or transportation may occur and may have a negative effect on the Company's operations, business and financial condition.

State of Readiness

         In 1996 the Company began identifying which of its computer systems required modification or replacement to achieve year 2000 compliance. Management believes that substantially all mission critical systems have been identified. Approximately 95% of the Company's personal computers, and embedded building and office systems have been modified as necessary, tested, and verified to be compliant. Various vendor based software has been or will be upgraded or replaced, including financial, meter reading, and SCADA (the system that monitors natural gas flow through the distribution system) systems. This work is approximately 30% complete.
Critical internally developed software, including billing, cash receipts processing, and payroll, are expected to be completed and tested by June
1999. All internal systems are targeted to be fully compliant by August 1999.

Costs of Year 2000 Compliance

         The Company has been using a combination of internal and external resources to make necessary modifications to existing internally developed systems. To date, external spending has been less than $100,000, and the Company intends to complete this process with internal resources. Such costs are charged to expense as incurred. The cost associated with using internal resources is viewed primarily as an opportunity cost, resulting in a delay of other planned system enhancements and replacements intended to enhance operating efficiencies.

         In addition, the Company's capital expenditures to replace non-compliant vendor based systems sooner than otherwise necessary is expected to total approximately $1.9 million. Of this amount, approximately $500,000 has been spent to date. Although year 2000 compliance is the primary motivating factor for the current schedule for these system replacements, management anticipates other significant improvements in these systems compared to the old systems.

         Although the costs and completion dates discussed above are based on management's best estimates, actual results may differ from expectations.

Contingency Plan

         The Company has developed, and continues to update, a year 2000 contingency plan. The plan addresses backup and recovery procedures and business processes that are critical to operations. The plan also covers contingency trigger points, and identifies roles of key individuals in the event of system failure. Management believes the most likely worst case scenario to be the possibility that necessary program code modifications of legacy computer systems may have been overlooked, resulting in system failure. The response to such an event is the dedication of available programming staff to correct the problem.

FORWARD-LOOKING STATEMENTS

         Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, misjudgments in assessing the Company's year 2000 compliance requirements and risks, competition from alternative forms of energy, consolidation in the energy industry, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company issued fixed-rate debt obligations. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities. Accordingly, management believes the Company is not subject to market risk as defined in
Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS REPORT

Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 1998 and 1997, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the years ended September 30, 1998 and 1997, and the nine months ended September 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, and the nine months ended September 30, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Seattle, Washington
November 6, 1998

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS


(Dollars in thousands except per share data)

                                                          Year Ended        Year Ended       Nine Months Ended
                                                         September 30      September 30        September 30
                                                              1998             1997               1996
                                                                                                (Note 2)
Operating Revenues                                        $ 189,656         $ 195,786         $ 127,665
  Less
      Gas purchases                                          97,382           104,342            69,679
      Revenue taxes                                          12,037            12,430             8,420
                                                         -----------       ------------      ------------
Operating Margin                                             80,237            79,014            49,566
                                                         -----------       ------------      ------------
Cost of Operations
  Operating expenses                                         37,310            35,670            25,058
  Depreciation and amortization                              13,470            13,416             9,362
  Property and payroll taxes                                  4,420             3,989             3,181
                                                         -----------       ------------      ------------
                                                             55,200            53,075            37,601
                                                         -----------       ------------      ------------

  Earnings from operations                                   25,037            25,939            11,965
                                                         -----------       ------------      ------------
Nonoperating Expense (Income)
  Interest                                                   10,132             9,436             7,459
  Interest charged to construction                             (550)             (532)             (569)
                                                         -----------       ------------      ------------
                                                              9,582             8,904             6,890
  Amortization of debt issuance expense                         605               612               459
  Other                                                        (388)             (467)               (2)
                                                         -----------       ------------      ------------
                                                              9,799             9,049             7,347
                                                         -----------       ------------      ------------

Earnings Before Income Taxes                                 15,238            16,890             4,618
Income Taxes                                                  5,694             6,263             1,606
                                                         -----------       ------------      ------------
Net Earnings                                                  9,544            10,627             3,012
Preferred Dividends                                             497               510               393
                                                         -----------       ------------      ------------

Net Earnings Available to Common Shareholders             $   9,047         $  10,117         $   2,619
                                                         -----------       ------------      ------------
                                                         -----------       ------------      ------------

Net Earnings Per Common Share(basic & diluted)            $    0.82         $    0.93         $    0.28
                                                         -----------       ------------      ------------
                                                         -----------       ------------      ------------

Weighted Average Shares Outstanding ( as restated)           11,000            10,842             9,249
                                                         -----------       ------------      ------------
                                                         -----------       ------------      ------------

The accompanying  notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        1998            1997
                                                                       (Dollars in thousands)
ASSETS

Utility Plant (Note 3)                                                $433,568        $416,365
    Less accumulated depreciation                                      167,356         160,332
                                                                  --------------   --------------
                                                                       266,212         256,033
    Construction work in progress                                       10,394           9,192
                                                                  --------------   --------------
                                                                       276,606         265,225
                                                                  --------------   --------------
Other Assets
    Investments in non utility property                                    667             668
    Notes receivable, less current maturities                            1,006           1,493
                                                                  --------------   --------------
                                                                         1,673           2,161
                                                                  --------------   --------------
Current Assets
    Cash and cash equivalents                                            2,338           3,162
    Accounts receivable, less allowance of
        $645 and $529 for doubtful accounts                              9,271          11,865
    Current maturities of notes receivable                                 329             536
    Materials, supplies, and inventories                                 6,213           5,886
    Prepaid expenses and other assets                                    5,122           7,382
                                                                  --------------   --------------
                                                                        23,273          28,831
                                                                  --------------   --------------
Deferred Charges                                                         9,959          11,486
                                                                  --------------   --------------
                                                                      $311,511        $307,703
                                                                  --------------   --------------
                                                                  --------------   --------------
COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS, AND LIABILITIES
Common Shareholders' Equity
    Common stock, par value $1 per share (Note 4)
        Authorized, 15,000,000 shares; issued and
        outstanding, 11,045,095 and 10,966,732 shares                 $ 11,045        $ 10,967
    Additional paid-in capital                                          97,380          96,142
    Retained earnings                                                    3,003           4,553
                                                                  --------------   --------------
                                                                       111,428         111,662
                                                                  --------------   --------------
Redeemable Preferred Stocks, aggregate redemption
    amount of $6,592 and $6,845 (Note 5)                                 6,408           6,630
                                                                  --------------   --------------


Long-Term Debt (Note 7)                                                110,650         121,150
                                                                  --------------   --------------
Current Liabilities
    Notes payable and commercial paper (Note 6)                          6,929          12,900
    Current maturities of long-term debt                                10,000               -
    Accounts payable                                                    10,206           7,753
    Property, payroll, and excise taxes                                  4,570           3,958
    Dividends and interest payable                                       7,407           6,691
    Other current liabilities                                            3,681           3,680
                                                                  --------------   --------------
                                                                        42,793          34,982
                                                                  --------------   --------------
Deferred Credits and Other
    Gas cost changes                                                    10,330           6,290
    Income taxes (Note 8)                                               17,598          16,080
    Investment tax credits                                               2,523           2,764
    Other                                                                9,781           8,145
                                                                  --------------   --------------
                                                                        40,232          33,279
                                                                  --------------   --------------
 Commitments and Contingencies (Note 10)
                                                                           -               -
                                                                  --------------   --------------
                                                                      $311,511        $307,703
                                                                  --------------   --------------
                                                                  --------------   --------------


The accompanying  notes are an integral part of these financial statements

             CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


(Dollars in thousands except per share data)                    Common Stock
                                                                ------------                         Paid-In             Retained
                                                         Shares               Par Value              Capital             Earnings
                                                         ------               ---------              -------             --------
Balance, December 31, 1995                                9,144,448           $    9,144             $71,098               $9,297
  Common stock issued:
    Public offering                                       1,487,700                1,488              20,108
    Employee savings plan and
      retirement trust (401(k))                              33,893                   34                 492
    Director stock award plan                                 1,800                    2                  26
    Dividend reinvestment plan                              118,744                  119               1,714
  Cash dividends:
    Common stock, $.96 per share                                                                                           (7,015)
    Preferred stock, senior, $.55 per share                                                                                   (40)
    7.85% cumulative preferred stock,
      $7.85 per share                                                                                                        (353)
  Net earnings                                                                                                              3,012
                                                     ---------------         ------------           ---------            ----------
Balance, December 31, 1996                               10,786,585               10,787              93,438                4,901
  Common stock issued:
    Additional costs of 1996 public offering                                                             (34)
    Employee savings plan and
      retirement trust (401(k))                              51,834                   52                 794
    Director stock award plan                                 3,688                    4                  54
    Dividend reinvestment plan                              124,625                  124               1,887
  Redemption of preferred stock                                                                            3
  Cash dividends:
    Common stock, $.96 per share                                                                                          (10,465)
    Preferred stock, senior, $.55 per share                                                                                   (39)
    7.85% cumulative preferred stock,
      $7.85 per share                                                                                                        (471)
  Net earnings                                                                                                             10,627
                                                     ---------------         ------------           ---------            ----------
Balance, September 30, 1997                              10,966,732               10,967              96,142                4,553
  Common stock issued:
    Employee savings plan and
      retirement trust (401(k))                              25,446                   25                 404
    Dividend reinvestment plan                               52,917                   53                 834
  Cash dividends:
    Common stock, $.96 per share                                                                                          (10,597)
    Preferred stock, senior, $.55 per share                                                                                   (26)
    7.85% cumulative preferred stock,
      $7.85 per share                                                                                                        (471)
  Net earnings                                                                                                              9,544
                                                     ---------------         ------------           ---------            ----------
Balance, September 30, 1998                              11,045,095              $11,045             $97,380               $3,003
                                                     ---------------         ------------           ---------            ----------
                                                     ---------------         ------------           ---------            ----------


The accompanying  notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended        Year Ended     Nine Months Ended
                                                                        September 30      September 30       September 30
                                                                             1998             1997              1996
Operating Activities
  Net earnings                                                           $    9,544       $     10,627      $       3,012
  Adjustments to reconcile net earnings to
      net cash provided by operating activities:
    Depreciation and amortization                                            13,470             13,416              9,362
    Write-down of assets                                                          -                  -                154
    Amortization of gas cost changes                                           (424)            (2,473)             1,308
    Increase (decrease) in deferred income taxes                              1,519               (105)              (276)
    Decrease in deferred investment tax credits                                (241)              (267)              (175)
    Cash provided (used) by changes in operating
     assets and liabilities:
      Accounts receivable                                                     2,596               (221)            14,835
      Income taxes                                                            2,261              1,183             (2,905)
      Inventories                                                              (326)                45                481
      Gas cost changes                                                        4,463            (12,815)             9,336
      Deferred items                                                          2,092              1,710              4,345
      Accounts payable and accrued expenses                                   3,782             (8,115)               281
      Prepaid expenses and other assets                                          (4)            (2,858)              (512)
      Other                                                                    (168)               (81)               (16)
                                                                         ----------        -----------        -----------
  Net cash provided by operating activities                                  38,564                 46             39,230
                                                                         ----------        -----------        -----------
Investing Activities
  Capital expenditures                                                      (25,611)           (29,166)           (26,458)
  Customer contributions in aid of construction                               1,831              7,540                405
  New consumer loans                                                           (337)              (968)              (666)
  Receipts on consumer loans                                                  1,199              1,428              1,511
                                                                         ----------        -----------        -----------
  Net cash used by investing activities                                     (22,918)           (21,166)           (25,208)
                                                                         ----------        -----------        -----------
Financing Activities
  Issuance of common stock                                                      754              1,747             23,155
  Redemption of preferred stock                                                (222)              (216)                 -
  Proceeds from long-term debt, net                                               -             19,850                  -
  Repayment of long-term debt                                                  (500)              (700)              (250)
  Changes in notes payable and commercial paper, net                         (5,971)            12,900            (32,000)
  Dividends paid                                                            (10,531)            (9,842)            (6,581)
                                                                         ----------        -----------        -----------
  Net cash provided (used) by financing activities                          (16,470)            23,739            (15,676)
                                                                         ----------        -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                           (824)             2,619             (1,654)
Cash and Cash Equivalents
  Beginning of year                                                           3,162                543              2,197
                                                                         ----------        -----------        -----------
  End of year                                                              $  2,338           $  3,162           $    543
                                                                         ----------        -----------        -----------
                                                                         ----------        -----------        -----------
Supplemental Cash Flow Information Cash paid during the year for:
    Interest (net of amounts capitalized)                                  $  8,303           $  7,938           $  6,890
    Income taxes                                                           $  1,876           $  5,606           $  1,606


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

As of September 30, 1998, the Company had approximately 168,516 core customers and 177 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 17% of gas deliveries and 67% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

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

Change in year-end: Beginning in 1996, the Company changed its fiscal year end to September 30 to include the fall-winter heating season within a single financial reporting period. As a result of this change, the reporting period for 1996, unless otherwise noted, is the nine-month transition period ended September 30, 1996. Because of the seasonal nature of the business, the nine-month period ended September 30, 1996 is not indicative of a full year with respect to operations and cash flow.

Principles of consolidation: The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly owned subsidiaries:
Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC Resources, Inc. All intercompany transactions have been eliminated in consolidation.

Utility plant: Utility plant is stated at the historical cost of construction or purchase. These costs include payroll-related costs such as taxes and other employee benefits, general and administrative costs, and the estimated cost of funds used during construction. Maintenance and repairs of property, and replacements and renewals of items deemed to be less than units of property, are charged to operations. Units of utility plant retired or replaced are credited to property accounts at cost. Such amounts plus removal expense, less salvage, are charged to accumulated depreciation. In the case of a sale of non-depreciable property or major operating units, the resulting gain or loss on the sale is included in other income or expense. Depreciation of utility plant is computed using the straight-line method. During 1998, the Company conducted a depreciation study resulting in a change in depreciation lives effective July 1, 1998. The new asset lives used for computing depreciation range from six to seventy years, and the weighted average annual depreciation rate decreased from approximately 3.5% to 2.9%. The effect of this change on fiscal 1998 depreciation expense is a decrease of approximately $500,000, resulting in a positive earnings effect of $0.03 per share.

Investments: Investments consist primarily of real estate, classified as non-utility property carried at the lower of cost or estimated net realizable value.

Notes receivable: Notes receivable includes loans made to customers for the purchase of energy efficient appliances, which are generally the security for the loan. Loans are made for terms ranging from one to ten years at interest rates varying from 6.5% to 12%.

Materials, supplies and inventories: Materials and supplies for construction and maintenance are recorded at cost. Inventories of natural gas are stated at the lower of average cost or market.

Regulatory accounts: The Company's financial statements are prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement provides for the deferral of certain costs and benefits that would otherwise be recognized in revenue or expense, if it is probable that future rates will result in recovery from customers or refund to customers of such amounts. A regulated enterprise may prepare its financial statements according to the provisions of SFAS No. 71 only as long as: (i) the enterprise's rates for regulated services are established by or are subject to approval by an independent third party regulator; (ii) the regulated rates are designed to recover the enterprise's cost of providing the regulated services, and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels to recover the enterprise's costs can be charged to and collected from customers. If at some point in the future, the Company determines that all or a portion of the utility operations no longer meets the criteria for continued application of SFAS No. 71, the Company would be required to adopt the provisions of SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71". Adoption of SFAS No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting the criteria of SFAS No. 71.


Regulatory assets (liabilities) at September 30, 1998 and 1997 include the following:


(dollars in thousands)              1998             1997
-----------------------------------------------------------
 Unamortized loss on
    reacquired debt             $  5,027         $  5,556
 Gas cost changes                (10,330)          (6,290)
 Deferred income taxes            (3,377)          (3,128)
 Postretirement benefits
    other than pensions            3,186            3,936
 Other, net                          852            1,007
                                --------         --------
Net                             $ (4,642)        $  1,081
                                --------         --------

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

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, and in the determination of depreciable lives of utility plant.

New Accounting Standards:

FAS NO. 128. As of the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "EARNINGS PER SHARE." This statement prescribes the method of calculating and reporting earnings per share (EPS) amounts. It replaces the presentation of primary EPS with a presentation of basic EPS. For entities with other than a simple capital structure, it requires the dual presentation of basic and diluted EPS on the face of the income statement. Under the Company's capital structure there is no dilution. As a result the reported EPS represents both basic as well as diluted EPS. Under the statement, the weighted average number of shares outstanding for the years ended September 30, 1997 and 1996 have been restated from 10,843,000 to 10,842,000 shares and from 9,266,000 to 9,249,000 shares, respectively. These restatements did not result in a change in reported EPS.

FAS NO. 129. As of the first quarter of fiscal 1997, the Company adopted FAS No. 129, " DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE." This statement establishes standards for disclosing information about an entity's capital structure, including dividend and liquidation preferences, participation rights, call prices and disclosure of the dates and number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Application of this statement did not require any additional disclosure by the Company.

FAS NO. 130. In June 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 130, entitled "REPORTING COMPREHENSIVE INCOME." This standard is effective for fiscal years beginning after December 15, 1997, and requires companies to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company does not expect implementation of this standard to have a material effect on the reporting of its financial information.

FAS NO. 131. In June 1997, the FASB issued FAS No. 131, entitled "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This standard is effective for fiscal years beginning after December 15, 1997, and requires public enterprises to report financial and descriptive information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as operating as a single segment, that of an LDC in the Pacific Northwest. Accordingly, implementation of this standard will not have a significant impact on reporting by the Company.

FAS NO. 132. In February 1998, the FASB issued FAS No. 132, entitled "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." This standard is effective for fiscal years beginning after December 15, 1997. It standardizes disclosure requirements for pensions and other postretirement benefits. The Company does not expect this standard to have a material effect on the reporting of financial information.

FAS NO. 133. In June 1998, the FASB issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard will be effective for fiscal years beginning after June 15, 1999. It requires that all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheets. The Company has not determined the effects of this standard on its financial reporting.

SOP 98-1. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". Application of this SOP is required for financial statements for fiscal years beginning after December 15, 1998. The SOP establishes criteria for accounting for costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external cost incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements would be expensed under the provisions of SOP 98-1.

         The Company's current practice is to capitalize certain costs that under the provisions of SOP 98-1 would be expensed. Therefore, when the Company adopts the SOP, the Company will capitalize less of the cost of projects to develop or acquire software, and charge more cost to operating expense than is currently done. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period.


NOTE 3 - UTILITY PLANT

Utility plant at September 30, 1998 and 1997 consists of the following components:


Utility plant at September 30, 1998 and 1997 consists of the following components:

(dollars in thousands)                       1998                      1997
-----------------------------------------------------------------------------
 Distribution plant                      $ 381,524                 $ 363,275
 Transmission plant                         14,086                    14,086
 Production plant                            1,053                     1,053
 General plant                              32,863                    32,414
 Intangible plant                              212                       212
 Nondepreciable plant                        3,830                     5,325
                                       ------------               ------------
                                         $ 433,568                 $ 416,365
                                       ------------               ------------

NOTE 4 - COMMON STOCK

At September 30, 1998, shares of common stock are reserved for issuance as follows:


                                              Number
                                             of shares
--------------------------------------------------------
Employee Savings Plan and
    Retirement Trust (401(k) plan)           119,765
Dividend Reinvestment Plan                    51,338
Director Stock Award Plan                      4,112
                                         -------------
                                             175,215
                                         -------------

The price of shares issued to the above plans is determined by the market price of shares on the day of, or immediately preceding the issuance date. As of the third quarter of fiscal 1998, the Company's practice is to purchase shares on the open market for these plans rather than issue new shares.

Holders of Common Stock have rights ("Rights") to purchase shares of Series Z Preferred Stock on the basis of one Right for each share of Common Stock. The Rights may not be exercised and will be attached to and trade with shares of Common Stock until the Distribution Date, which will occur on the earlier of (i) the tenth day following a public announcement that there has been a "Share Acquisition", i.e., that a person or group (other than the Company and certain other persons) has acquired or obtained the right to acquire 20% or more of the outstanding Common Stock and (ii) the tenth business day following the commencement or announcement of certain offers to acquire beneficial ownership of 30% or more of the outstanding Common Stock. Subject to restrictions on exercisability while the Rights are redeemable, each Right entitles the holder to buy from the Company one one-hundredth of a share of Series Z Preferred Stock at a price of $85, subject to adjustment. Upon the occurrence of a Share Acquisition, and provided that all necessary regulatory approvals have been obtained, each Right will thereafter entitle the holder (other than the acquiring person or group and transferees) to buy from the Company for $85, shares of Common Stock having a market value of $170, subject to adjustment.

NOTE 5 - REDEEMABLE PREFERRED STOCKS

 Redeemable preferred stock at September 30, 1998 and 1997 consists of the following:


(dollars in thousands)                                             1998                      1997
------------------------------------------------------------------------------------------------------------------
                                                           Shares         Amount           Shares         Amount
7.85% cumulative, $1.00 par value                          60,000        $  6,000          60,000        $  6,000
$.55 cumulative senior, series B
   and C, without par value                                46,750             408          71,750             630
                                                     -----------------------------    ----------------------------
                                                          106,750        $  6,408         131,750        $  6,630
                                                     -----------------------------    ----------------------------

The 7.85% cumulative preferred stock is subject to redemption in November 1999 The $.55 cumulative senior preferred stock is subject to minimum annual redemption requirements, with Series B being fully redeemed in fiscal 1999, and Series C in 2001. The Series B and C shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The aggregate annual preferred stock redemption requirements are $250,000 in fiscal 1999, $6,145,000 in fiscal 2000, $73,000 in fiscal 2001, and none thereafter.

NOTE 6 - NOTES PAYABLE AND COMMERCIAL PAPER

The Company's short-term borrowing needs are met with a $40,000,000 revolving credit agreement with three of its banks. This agreement expires in September 2000. The annual commitment fee is 1/8 of 1% and the committed lines of credit also support a money market facility and a commercial paper facility of a similar amount. The Company also has $30,000,000 of uncommitted lines from three banks. A non-regulated subsidiary has a $1,500,000 revolving credit facility that expires in December 2000. At September 30, 1998, $650,000 was outstanding.


                                                                                  September 30
(dollars in thousands)                                       1998                      1997                      1996
----------------------------------------------------------------------------------------------------------------------
Amount outstanding                                       $  6,929                 $  12,900                  $     -
Average daily balance outstanding                           6,201                    13,666                    15,664
Average interest rate, excluding commitment fee              5.83%                     5.94%                     5.77%
Maximum month end amount outstanding                       13,260                    21,650                    27,500

Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $23,910,000 is available for payment of dividends as of September 30, 1998.

NOTE 7 - LONG-TERM DEBT
Long -term debt at September 30, 1998 and 1997 consists of the following:


(dollars in thousands)                                       1998                      1997
----------------------------------------------------------------------------------------------
6.53% Five Year Term Note
    due Dec. 2000                                        $      650              $      1,150
Medium-term notes:
    5.77% due Dec. 1998                                           -                     5,000
    5.78% due Dec. 1998                                           -                     5,000
    7.18% due Oct. 2004                                       4,000                     4,000
    7.32% due Aug. 2004                                      22,000                    22,000
    8.38% due Jan. 2005                                       5,000                     5,000
    8.35% due Jul. 2005                                       5,000                     5,000
    8.50% due Oct. 2006                                       8,000                     8,000
    8.06% due Sep. 2012                                      14,000                    14,000
    8.10% due Oct. 2012                                       5,000                     5,000
    8.11% due Oct. 2012                                       3,000                     3,000
    7.95% due Feb. 2013                                       4,000                     4,000
    8.01% due Feb. 2013                                      10,000                    10,000
    7.95% due Feb. 2013                                      10,000                    10,000
    7.48% due Sep. 2027                                      20,000                    20,000
                                                        ------------             --------------
     Total long-term debt                                $  110,650               $   121,150
                                                        ------------             --------------
Current maturities of medium-term notes:
    5.77% due Dec. 1998                                  $    5,000                         -
    5.78% due Dec. 1998                                       5,000                         -
                                                        ------------             --------------
                                                         $   10,000               $         -
                                                        ------------             --------------

None of the long-term debt includes sinking fund requirements. Annual obligations for redemption of long-term debt are as follows: $10,000,000 in fiscal year 1999, none in fiscal year 2000, $650,000 in fiscal year 2001, none in fiscal years 2002 and 2003, and $110,000,000 thereafter.

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


(dollars in thousands)             1998            1997            1996
---------------------------------------------------------------------------
Current tax expense              $ 4,126         $ 6,785         $ 1,108
Deferred tax expense               1,809            (256)            673
Amortization of deferred
   investment tax credits           (241)           (266)           (175)
                               -----------      ----------     -----------
                                 $ 5,694         $ 6,263         $ 1,606
                               -----------      ----------     -----------

A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:


(dollars in thousands)                                    1998             1997             1996
---------------------------------------------------------------------------------------------------
Statutory federal income tax rate                           35%              35%              35%
Income tax calculated at statutory federal rate      $   5,333        $   5,911        $   1,616
Increase (decrease) resulting from:
  State income tax, net of federal tax benefit             117              122               34
  Non-normalized depreciation differences                  345              380              251
  Amortization of investment tax credits                  (241)            (266)            (175)
  Other                                                    140              116             (120)
                                                     -----------      ----------       -----------
                                                       $ 5,694          $ 6,263          $ 1,606
                                                     -----------      ----------       -----------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability at September 30, 1998 and 1997 are as follows:


(dollars in thousands)                            1998           1997
------------------------------------------------------------------------
Deferred tax liabilities:
  Basis differences on net fixed assets     $   16,096     $   14,230
  Debt refinancing costs                         1,797          1,985
  Retirement benefit obligations                 1,005            986
                                            ----------     ----------
                                                18,898         17,201
                                            ----------     ----------
Deferred tax assets:
  Valuation reserves                               470            458
  Retirement benefit obligations                   531            406
  Provision for doubtful accounts                  255            213
  Other                                             44             44
                                            ----------     ----------
                                                 1,300          1,121
                                            ----------     ----------
Net deferred tax liability                  $   17,598     $   16,080
                                            ----------     ----------

NOTE 9 - RETIREMENT PLANS

The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is to fund the plan by contributing an amount equal to the actuarially determined normal cost plus ten-year amortization payments towards the unfunded actuarial liability, subject to the limits on deductible contributions. The Company also provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs on a stepped basis, with full vesting upon the executive reaching age 55 and completing either five years of participation under the plan or seventeen years of employment with the company, upon death, or upon a change in control. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits are equal to 70% of the executive's highest salary during any of the five years preceding retirement. The plan also provides a death benefit equivalent to ten years of vested benefits. The Company funds the plan by making contributions to the Trust sufficient to assure assets held by the Trust always exceed the accumulated benefit obligation for benefits payable by the plan. The funded status of the defined benefit pension and supplemental retirement plans and amounts recognized in the Company's financial statements at September 30, 1998 and 1997 are set forth in the following table:


                                                                                                 Supplemental
                                                                         Pension Plan          Retirement Plan
(dollars in thousands)                                                 1998        1997        1998        1997
-------------------------------------------------------------------------------------------------------------------
 Actuarial present value of accumulated
  benefit obligations:
    Vested                                                           $ 29,707    $ 25,130    $  3,970    $  3,692
    Nonvested                                                             808         767         525         465
                                                                   -----------------------  -----------------------
                                                                     $ 30,515    $ 25,897    $  4,495    $  4,157
                                                                   -----------------------  -----------------------
                                                                   -----------------------  -----------------------
 Projected benefit obligation for services
  rendered to date                                                   $ 34,904    $ 29,767    $  4,841    $  4,445
 Plan assets, at fair value, primarily common stocks,
  corporate bonds, and life insurance policies                         30,768      29,158       5,486       4,888
                                                                   -----------------------  -----------------------
 Projected benefit obligation (in excess of) less than plan assets     (4,136)       (609)        645         443
 Unrecognized amounts:
    Prior service cost                                                  2,986       3,399        (188)       (223)
    Loss (gain) from past experience different
      from that assumed                                                 3,034      (2,167)        862       1,082
    Net transition obligation                                               7          13         827         927
                                                                   -----------------------  -----------------------
 Prepaid pension cost                                                $  1,891    $    636    $  2,146    $  2,229
                                                                   -----------------------  -----------------------

Net pension cost for both plans included the following components:


(dollars in thousands)                                  1998       1997       1996
------------------------------------------------------------------------------------
 Service cost of benefits earned during the period  $  1,584    $ 1,367    $ 1,095
 Interest cost on projected benefit obligation         2,617      2,398      1,684
 Actual return on plan assets                            (24)    (6,771)    (2,274)
 Deferral of unrecognized loss (gain) and
     amortization, net                                (2,278)     4,975      1,179
 Special termination benefit                             369       --         --
                                                   ----------  ---------  ----------
                                                    $  2,268    $ 1,969    $ 1,684
                                                   ----------  ---------  ----------

The special termination benefit represents the recognition of the increase in the projected benefit obligation for three executives who elected to accept early retirement benefits effective September 30, 1998.

The following assumptions were used to determine the projected benefit obligation and expected return on assets at September 30, 1998, 1997 and 1996:


Pension plan:
  Discount rate                                       7.25%   7.75%   8.25%
  Long-term rate of return on plan assets             9.00%   9.00%   9.00%
  Rate of increase in future compensation levels      5.00%   5.00%   5.00%
Supplemental retirement plan:
  Discount rate                                       7.25%   7.75%   8.25%
  Long-term rate of return on plan assets             8.50%   8.50%   8.50%
  Rate of increase in future compensation levels      5.00%   5.00%   5.00%

401(K) PLAN. The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company will match each employee's contribution at a rate of 75% of the employee's contribution up to 6% of the employee's compensation, as defined. Prior to January 1, 1997, the matching rate was 50%. The increased contribution is in the form of Company stock. The Company recognized costs for contributions to this plan of $769,000, $703,000, and $377,000, for 1998, 1997 and 1996, respectively.

RETIREE MEDICAL PLAN. The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company has been recording PBOP expense, as provided in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", since January 1, 1993. The Company deferred, in a regulatory asset account, the portion of the annual PBOP accrual attributable to Washington regulated operations in excess of the cash basis of recording these expenses through July 31, 1996. The amount so deferred was $767,000 in 1996. On August 1, 1996 new customer tariff rates were approved by the WUTC in the general rate case. Accordingly, the PBOP deferrals ceased and the balance is being amortized concurrently with the new rates. The annual amortization amount is $750,000.

Amounts accrued for PBOP, not including the above mentioned deferrals and amortization, consist of the following components:


(dollars in thousands)             1998       1997       1996
---------------------------------------------------------------
Service cost                    $   394    $   369    $   326
Net interest cost                 1,201      1,211        939
Actual return on plan assets          5     (1,417)      (317)
Net amortization and deferral      (410)     1,480        492
                                -------
                                $ 1,190    $ 1,643    $ 1,440
                                -------    -------    -------

The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following table sets forth the health care plan's funded status at September 30, 1998 and 1997:


(dollars in thousands)                                       1998        1997
-------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation (APBO):
    Retirees                                             $  5,949    $  5,814
    Fully eligible active plan participants                 5,699       5,389
    Other active plan participants                          6,436       6,292
                                                        ----------  -----------
                                                           18,084      17,495
 Plan assets, at fair value, primarily common
  stocks and corporate bonds                                7,966       7,741
                                                        ----------  -----------
 Funded status                                            (10,118)     (9,754)
 Unrecognized transition obligation                         9,362      10,019
 Unrecognized (gain) loss                                  (1,282)     (1,976)
                                                        ----------  -----------
 Accrued postretirement benefit cost                     $ (2,038)   $ (1,711)
                                                        ----------  -----------
                                                        ----------  -----------

At October 1, 1997, the per capita claims cost assumption was updated, resulting in a 9.7% decrease in the APBO. For the valuation at September 30, 1998, the discount rate was decreased from 7.75% to 7.25% and the census data was updated. These, together with the passage of time, resulted in a 14.5% increase in the APBO.

The assumed health care cost trend rate used in measuring the APBO is 8.5% for 1999, trending down to 5.5% at 2005. A one percentage point increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 15.7% and the service and interest cost components of net postretirement health care cost by approximately 17.9%.

NOTE 10- COMMITMENTS AND CONTINGENCIES

Gas Service Contracts

The Company has entered into various long-term contracts for natural gas supply, transportation, storage, and peaking services. These contracts assure that adequate supplies of gas will be available to provide firm service to core customers and to meet obligations under long-term non-core customer agreements, and to assure that adequate capacity is available on interstate pipelines for the delivery of these supplies. These contracts have maturities ranging from one to 26 years, and generally provide for monthly and annual fixed demand charges and minimum purchase obligations.

The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change:


                                        Interstate           Storage
                      Firm Gas           Pipeline          and Peaking
                       Supply          Transportation        Service           Total
---------------------------------------------------------------------------------------
                                       (dollars in thousands)
      1999         $   30,401         $   26,335         $    3,910         $   60,646
      2000             19,399             26,437              3,910             49,746
      2001             18,367             26,437              3,910             48,714
      2002             15,345             26,300              3,522             45,167
      2003             15,064             26,300              3,522             44,886
Thereafter             25,599            283,961             38,737            348,297
                  -----------        -----------       ------------        -----------
                   $  124,175         $  415,770         $   57,511         $  597,456
                  -----------        -----------       ------------        -----------


Purchases under these contracts for fiscal 1998, 1997, and 1996, including commodity purchases, as well as demand charges have been as follows:


                                         Interstate        Storage
                           Firm Gas       Pipeline        and Peaking
(dollars in thousands)      Supply     Transportation       Service         Total
-----------------------------------------------------------------------------------
1998                      $ 47,102        $ 28,901        $  4,830        $ 80,833
1997                      $ 67,329        $ 30,547        $  4,626        $102,502
1996 (nine months)        $ 32,075        $ 19,002        $  3,718        $ 54,795

Environmental Matters

There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade. The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there has been no estimate of clean up costs. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement.

The second claim was received in 1997, and relates to a site in Washington. An investigation has determined there is evidence of contamination at the site, but there is also evidence of an oil line, operated by an unrelated party, crossing the property, which may have also contributed to the contamination. There has been no estimate of possible clean up costs.

Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the WUTC and OPUC have previously allowed regulated utilities to increase customer rates to recover similar costs.

Litigation

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998 the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denies any responsibility for these injuries, and the parties are engaged in discovery. There is no estimate of the Company's potential liability for this claim, and its self-insured retainage with respect to such claims is $1 million. No other claim now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Technology Risk

Like most entities that are heavily reliant on business application computer software, the Company is affected by the fact that some of its computer systems are not year 2000 compliant. The Company has identified and is in the process of correcting and replacing such non-compliant systems. Costs of modifying existing programs are charged to expense as incurred.

Several vendor-based systems are being replaced or upgraded. Such replacements and upgrades also provide significant improvements in efficiency and functionality, in addition to being year 2000 compliant. Costs of such replacements and upgrades are capitalized. Capital expenditures to date for such replacements and upgrades have been approximately $500,000.

There is a potential risk of loss associated with customers and suppliers being non-compliant with respect to their systems. The Company has not developed an estimate of the potential cost associated with failures on the part of suppliers and customers. Though monitoring and measurement may be affected, delivery of natural gas is not dependent on computer systems, so management anticipates that any such losses would be minimal. Another risk factor is failure of customer systems, affecting their financial viability or their systems that are used to pay their obligations to Cascade for gas service.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 1998 and 1997, of financial instruments whose values are sensitive to market conditions are set forth in the following table:


                                           1998                         1997
                                 Carrying        Estimated      Carrying      Estimated
(dollars in thousands)            Amount        Fair Value       Amount       Fair Value
-----------------------------------------------------------------------------------------
Redeemable Preferred Stock       $   6,408       $   6,525      $   6,630      $   6,815
 Long-term Debt                  $ 120,650       $ 142,517      $ 121,150      $ 127,983

NOTE 12 - INTERIM RESULTS OF OPERATIONS (UNAUDITED)


(thousands except                                       Quarter Ended                                 Quarter Ended
 per share data)                         9/30/98     6/30/98     3/31/98   12/31/97    9/30/97     6/30/97     3/31/97   12/31/96
----------------------------------------------------------------------------------------------------------------------------------
 Operating revenues                    $ 26,129    $ 36,995    $ 65,548   $ 60,984   $ 25,911    $ 33,730    $ 71,174   $ 64,971
 Gas costs and revenue taxes             13,850      21,527      38,601     35,441     14,547      19,317      43,548     39,360
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Operating margin                        12,279      15,468      26,947     25,543     11,364      14,413      27,626     25,611
 Cost of operations                      12,781      14,101      14,346     13,972     12,943      13,455      13,441     13,236
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Earnings (loss) from operations           (502)      1,367      12,601     11,571     (1,579)        958      14,185     12,375
 Interest and other, net                  2,500       2,400       2,415      2,484      2,229       2,241       2,249      2,330
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Earnings (loss) before income taxes     (3,002)     (1,033)     10,186      9,087     (3,808)     (1,283)     11,936     10,045
 Income taxes                            (1,158)       (370)      3,817      3,405     (1,396)       (274)      4,336      3,597
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Net earnings (loss)                     (1,844)       (663)      6,369      5,682     (2,412)     (1,009)      7,600      6,448
 Preferred dividends                        124         124         124        125        126         128         128        128
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Net earnings (loss) available
   to Common Shareholders               ($1,968)      ($787)   $  6,245   $  5,557    ($2,538)    ($1,137)   $  7,472   $  6,320
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Weighted average shares
     outstanding (as restated)           11,045      11,045      11,018     10,980     10,933      10,880      10,837     10,799
                                       --------    --------    --------   --------   --------    --------    --------   --------
 Net earnings (loss) per common
      share - basic and diluted          ($0.18)     ($0.07)   $   0.57   $   0.51     ($0.23)     ($0.10)   $   0.69   $   0.59
                                       --------    --------    --------   --------   --------    --------    --------   --------

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

Cascade Natural Gas Corporation
     and Subsidiaries

We have audited the consolidated financial statements of Cascade natural Gas Corporation and subsidiaries as of September 30, 1998 and 1997, and for the years ended September 30, 1998 and 1997, and the nine months ended September 30, 1996, and have issued our report thereon dated November 6, 1998; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Cascade Natural Gas Corporation, listed in
Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.

Deloitte & Touche LLP

Seattle, Washington
November 6, 1998

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                          (Thousands of Dollars)


          Column A                          Column B               Column C                  Column D       Column E
                                                        -------------------------------
                                                                   Additions
                                                        -------------------------------
                                            Balance at      Charged to      Charged to                     Balance at
                                            Beginning       Costs and         Other         Deductions       End of
  Description                               of Period        Expenses        Accounts         (Note)         Period
-------------------------------           ------------  ----------------  -------------    ------------   ------------
Allowance for Doubtful Accounts:
  Year ended:
    September 30, 1996                            $425             440                           426           $439
    September 30, 1997                            $439             507                           417           $529
    September 30, 1998                            $529             585                           469           $645
    Note: Accounts receivable written
     off, net of recoveries
Valuation Reserve - Notes Receivable
    September 30, 1996                          $1,249             288                                       $1,537
    September 30, 1997                          $1,537             183                                       $1,720
    September 30, 1998                          $1,720             118                                       $1,838
Valuation Reserve - Investments
    September 30, 1996                            $150             154                           304             $0
    September 30, 1997                              $0               0                             0             $0
    September 30, 1998                              $0                                                           $0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Proxy Statement issued to Shareholders for the 1999 Annual Meeting (the 1999 Proxy Statement), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information regarding executive compensation set forth in the 1999 Proxy Statement, under "Executive Compensation" on pages 10, 11, and 12, and under "Compensation Committee Interlocks and Insider Participation" on page 13, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 7 of the 1999 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the 1999 Proxy Statement, which information is incorporated herein by reference

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements (Included in Part II of this report):

         Independent Auditors' Report
                  Consolidated Statements of Net Earnings Available to Common Shareholders for the Years Ended September 30, 1998, September 30, 1997, and the Nine Months Ended September 30, 1996
         Consolidated Balance Sheets, September 30, 1998, and September 30, 1997 Consolidated Statements of Common Shareholders' Equity for the Years
                  Ended September 30, 1998, September 30, 1997, and the Nine Months Ended September 30, 1996
         Consolidated Statements of Cash Flows for the Years Ended
                  September 30, 1998, September 30, 1997, and the nine Months Ended September 30, 1996
         Notes to Consolidated Financial Statements

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

                                  CASCADE NATURAL GAS CORPORATION

     December 21, 1998                        By   /s/ J. D. Wessling
     -----------------                             -------------------
             Date                       J. D. Wessling
                                        Sr. Vice President - Finance, Chief
                                         Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     Chairman of the Board,
                                     President and Chief Executive Officer
/s/    W. Brian Matsuyama            and Director                              December 21, 1998
--------------------------------     (Principal Executive Officer)             -----------------
       W. Brian Matsuyama                                                             Date

                                     Sr. Vice President - Finance,
/s/    J. D. Wessling                Chief Financial Officer                   December 21, 1998
--------------------------------     (Principal Financial Officer)             -----------------
      J. D. Wessling                                                                  Date

                                     Controller and Chief
 /s/  James E. Haug                  Accounting Officer                         December 21, 1998
--------------------------------     (Principal Accounting Officer)             -----------------
     James E. Haug                                                                    Date

 /s/  Melvin C. Clapp                Director                                   December 21, 1998
--------------------------------                                                -----------------
     Melvin C. Clapp                                                                  Date

 /s/  Thomas E. Cronin               Director                                   December 21, 1998
--------------------------------                                                -----------------
     Thomas E. Cronin                                                                 Date

 /s/  David A. Ederer                Director                                   December 21, 1998
--------------------------------                                                -----------------
     David A. Ederer                                                                  Date

 /s/  Howard L. Hubbard              Director                                   December 21, 1998
--------------------------------                                                -----------------
     Howard L. Hubbard                                                                Date

 /s/  Larry L. Pinnt                 Director                                   December 21, 1998
--------------------------------                                                -----------------
     Larry L. Pinnt                                                                   Date

 /s/  Brooks G. Ragen                Director                                   December 21, 1998
--------------------------------                                                -----------------
     Brooks G. Ragen                                                                  Date

 /s/  Mary A. Williams               Director                                   December 21, 1998
--------------------------------                                                -----------------
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

10.1     1998 Stock Incentive Plan of  the Registrant.

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

10.6 Consent to Assignments, Dated June 1, 1997, which assigns from Westcoast Gas Services Inc. (WGSI), to Engage Energy Canada, L.P. (Engage) all the rights and obligations as specified in the contracts contained herein as Exhibit Nos. 10.7, 10.9, and 10.22. Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31,1997 (1997 Form 10-K)

10.7 Amendment dated October 9, 1997 to Natural Gas Sales Agreement dated November 1, 1990, between Canadian Hydrocarbons Marketing, Inc., and the Registrant, as amended by the Consent to Assignments dated June 1, 1997. Incorporated by reference to Exhibit 10.7 to the Registrant's 1997 Form 10-K. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

10.9 Long Term Gas Sales Agreement dated August 26, 1993, between Canadian Hydrocarbons Marketing Inc., and the Registrant, as amended by the Consent to Assignments dated June 1, 1997. Incorporated by reference to
         Exhibit 10.2 to amendment no. 1 to the Registrant's quarterly report on Form 10-Q/A for the quarter ended September 30, 1993.

10.11 Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 10-K.

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

10.17.1 Second amendment to the agreement for the release of Jackson Prairie Storage Capacity dated as of July 30, 1997, amending the Storage Agreement dated July 23, 1990, between Washington Water Power Company and the Registrant. Incorporated by reference to Exhibit 10.17.1 to the Registrant's 1997 Form 10-K.

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

10.21.1 Amended Exhibit A, effective October 1, 1997, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. Incorporated by reference to Exhibit 10.21.1 to the Registrant's 1997 Form 10-K. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT

10.22 Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1960, as amended by the Consent to Assignments dated June 1, 1997, and the letter amendment dated October 8, 1997. Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.22.1 Letter amendment dated October 8, 1997, to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and Registrant which replaces and substitutes for the Kingsgate Gas Sales Agreement dated September 23, 1960. Incorporated by reference to Exhibit 10.22.1 to the Registrant's
         1997 Form 10-K. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST
         FOR CONFIDENTIAL TREATMENT

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

10.27.1 Amendment No. 3 to Agreement for Peaking Gas Service, dated as of October 2, 1997. Incorporated by reference to Exhibit 10.27.1 to the Registrant's 1997 Form 10-K.

10.29 1991 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10(n) to the 1992 Form S-2.

10.30 Executive Supplemental Income Retirement Plan of the Registrant and Supplemental Benefit Trust as amended and restated as of May 1, 1989, as amended by Amendment No. 1 dated July 1, 1991.* Incorporated by reference to Exhibit 10(o) to the 1992 Form S-2.

10.31 Form of employment agreement between the Registrant and W. Brian Matsuyama, and each other executive officers of the registrant * Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.

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