Form 10-Q
period 1998-12-31
CASCADE NATURAL GAS CORP
filed 1999-02-16
CIK 18072




                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998


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


            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Title                                               Outstanding
           -----                                               -----------
Common Stock, Par Value $1 per Share                11,045,095 as of January 31, 1999

                         CASCADE NATURAL GAS CORPORATION
                         -------------------------------

                                       Index

                                                                          Page No.
Part I.    Financial Information

      Item 1. Financial Statements

           Consolidated Condensed Statements of Net Earnings                 3

           Consolidated Condensed Balance Sheets                             4

           Consolidated Condensed Statements of Cash Flows                   5

           Notes to Consolidated Condensed Financial Statements              6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7

      Item 3. Quantitative and Qualitative Disclosures about Market Risk    11


Part II.   Other Information

      Item 2. Changes in Securities                                         12

      Item 4. Submission of Matters to a Vote of Security Holders.          12

      Item 5. Other Information                                             12

      Item 6. Exhibits and Reports on Form 8-K                              13

Signature                                                                   14

 PART I.  FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS


                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                      ------------------------------

                                                      Dec 31, 1998       Dec 31, 1997
                                                      ------------       -----------
                                                     (thousands except per share data)
Operating revenues                                         $62,917           $60,984

Less:  Gas purchases                                        32,016            31,694
       Revenue taxes                                         3,739             3,747
                                                           -------           -------
Operating margin                                            27,162            25,543
                                                           -------           -------

Cost of operations:
    Operating expenses                                       9,417             9,361
    Depreciation and amortization                            3,148             3,490
    Property and payroll taxes                               1,159             1,121
                                                           -------           -------
                                                            13,724            13,972
                                                           -------           -------

Earnings from operations                                    13,438            11,571
Less interest and other
  deductions - net                                           2,622             2,484
                                                           -------           -------
Earnings before income taxes                                10,816             9,087

Income taxes                                                 4,062             3,405
                                                           -------           -------
Net earnings                                                 6,754             5,682
Preferred dividends                                            123               125
                                                           -------           -------
Net earnings available to
    common shareholders                                    $ 6,631           $ 5,557
                                                           -------           -------
                                                           -------           -------
Common shares outstanding:
    Weighted average                                        11,045            10,980
    End of period                                           11,045            11,006

Net earnings per common share (Basic & Diluted)            $  0.60           $  0.51
                                                           -------           -------
                                                           -------           -------
Cash dividends per share                                   $  0.24           $  0.24
                                                           -------           -------
                                                           -------           -------


 The accompanying notes are an integral part of these financial statements

                     CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Dollars in Thousands)


                                                                                 Dec 31, 1998          Sep 30, 1998
                                                                               ------------------     ----------------
                                         ASSETS                                   (Unaudited)
 Utility Plant, net of accumulated
   depreciation of $170,532 and $167,356                                               $ 270,667            $ 266,212
   Construction work in progress                                                           8,742               10,394
                                                                               ------------------     ----------------
                                                                                         279,409              276,606
                                                                               ------------------     ----------------
 Other Assets:
          Investments in non-utility property                                                667                  667
          Notes receivable, less current maturities                                          870                1,006
                                                                               ------------------     ----------------
                                                                                           1,537                1,673
                                                                               ------------------     ----------------
 Current Assets:
    Cash and cash equivalents                                                                173                2,338
    Accounts receivable, less allowance of $718
       and $645 for doubtful accounts                                                     29,675                9,271
    Current maturities of notes receivable                                                   276                  329
    Materials, supplies and inventories                                                    5,836                6,213
    Prepaid expenses and other assets                                                      4,997                5,122
                                                                               ------------------     ----------------
                                                                                          40,957               23,273
                                                                               ------------------     ----------------
 Deferred Charges                                                                          9,541                9,959
                                                                               ------------------     ----------------
                                                                                       $ 331,444            $ 311,511
                                                                               ------------------     ----------------
                                                                               ------------------     ---------------

                               COMMON SHAREHOLDERS' EQUITY,
                            PREFERRED STOCKS AND LIABILITIES

 Common Shareholders' Equity:
   Common stock, par value $1 per share, authorized 15,000,000
      shares, issued and outstanding 11,045,095 and 11,045,095 shares                   $ 11,045             $ 11,045
   Additional paid-in capital                                                             97,380               97,380
   Retained earnings                                                                       6,983                3,003
                                                                               ------------------     ----------------
                                                                                         115,408              111,428
                                                                               ------------------     ----------------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $6,338 and $6,592                                                             6,186                6,408
                                                                               ------------------     ----------------
 Long-term Debt                                                                          110,650              110,650
                                                                               ------------------     ----------------
 Current Liabilities:
    Notes payable and commercial paper                                                    23,713                6,929
    Accounts payable                                                                      15,371               10,206
    Property, payroll and excise taxes                                                     5,351                4,570
    Dividends and interest payable                                                         4,995                7,407
    Current maturities of long-term debt                                                       -               10,000
    Other current liabilities                                                              7,801                3,681
                                                                               ------------------     ----------------
                                                                                          57,231               42,793
                                                                               ------------------     ----------------
 Deferred Credits and Other:
          Gas cost changes                                                                11,699               10,330
          Other                                                                           30,270               29,902
                                                                               ------------------     ----------------
                                                                                          41,969               40,232
                                                                               ------------------     ----------------
 Commitments and Contingencies                                                                 -                    -
                                                                                       $ 331,444            $ 311,511
                                                                               ------------------     ----------------
                                                                               ------------------     ----------------


      The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                       -------------------------------------
                                                                         Dec 31, 1998        Dec 31, 1997
                                                                       -----------------   -----------------
                                                                              (dollars in thousands)
OPERATING ACTIVITIES:
    Net earnings                                                               $ 6,754             $ 5,682
    Adjustments to reconcile net earnings
       to net cash provided by operating activities:
       Depreciation and amortization                                             3,148               3,490
       Amortization of gas cost changes                                             93                (773)
       Increase (decrease) in deferred income taxes                                314                (146)
       Decrease in deferred investment tax credits                                 (61)                (64)
       Cash provided (used) by changes in operating assets and liabilities:
         Current assets and liabilities                                        (12,280)              3,656
         Gas cost changes                                                        1,276                 442
         Other deferrals and non-current liabilities                               616                 986
                                                                      -----------------   -----------------

    Net cash (used) provided by operating activities                              (140)             13,273
                                                                      -----------------   -----------------

INVESTING ACTIVITIES:
    Capital expenditures                                                        (6,521)             (8,854)
    Customer contributions in aid of construction                                  485               1,125
    New consumer loans                                                              (5)               (282)
    Receipts on consumer loans                                                     227                 319
                                                                      -----------------   -----------------

    Net cash used by investing activities                                       (5,814)             (7,692)
                                                                      -----------------   -----------------

FINANCING ACTIVITIES:
    Issuance of common stock                                                         -                 321
    Redemption of preferred stock                                                 (222)               (219)
    Repayment of long-term debt                                                (10,000)                  -
    Changes in notes payable and commercial paper, net                          16,785              (6,200)
    Dividends paid                                                              (2,774)             (2,422)
                                                                      -----------------   -----------------

    Net cash provided (used) by financing activities                             3,789              (8,520)
                                                                      -----------------   -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,165)             (2,939)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                          2,338               3,162
                                                                      -----------------   -----------------
    End of period                                                                $ 173               $ 223
                                                                      -----------------   -----------------
                                                                      -----------------   -----------------


     The accompanying notes are an integral part of these financial statements

                  CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED DECEMBER 31, 1998


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

   Reference is directed to the Notes to Consolidated Financial Statements contained in the 1998 Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NEW ACCOUNTING STANDARDS:

   As of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (FAS) Nos. 130, 131, and 132.

   FAS No. 130, entitled "REPORTING COMPREHENSIVE INCOME," requires companies to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company does not have other comprehensive income, therefore implementation of this standard has not affected the reporting of its financial information.

   FAS No. 131, entitled "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires public enterprises to report financial and descriptive information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as operating as a single segment, that of a local distribution company (LDC) in the Pacific Northwest. Modified disclosures will be included in the year-end financial statements.

   FAS No. 132, entitled "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." This standard modifies the disclosure requirements for pensions and other postretirement benefits, but does not affect the measurement of such benefits. These modified disclosures will be included in the Company's year-end financial statement footnotes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three month periods ended December 31, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

   Net earnings available to common shareholders for the first quarter of fiscal 1999 (quarter ended December 31, 1998) was $6,631,000, or $0.60 per share, compared to $5,557,000, or $0.51 per share, for the quarter ended December 31, 1997. This represents an 18% improvement in first quarter earnings per share over first quarter 1998 results. Improvements in results for the quarter are primarily attributable to increases in operating margins.

OPERATING MARGIN

   RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

             RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
------------------------------------------------------------------
                                First Quarter of Fiscal    Percent
                                1999         1998          Change
------------------------------------------------------------------
                                (dollars in thousands)
DEGREE DAYS                         2,015       1,980        1.8%
AVERAGE NUMBER OF CUSTOMERS
       Residential                147,710     140,675        5.0%
       Commercial                  25,988      25,115        3.5%
AVERAGE THERM USAGE PER CUSTOMER
       Residential                    281         266        5.8%
       Commercial                   1,359       1,386       -1.9%
OPERATING MARGIN
       Residential                $11,609     $10,352       12.1%
       Commercial                  $7,333      $7,000        4.8%


     For the quarter ended December 31, 1998, operating margin from sales to residential and commercial customers increased by $1,590,000 from the same period last year. The primary factors contributing to this improvement were the addition of 7,900 new customers and an increase of $1 per month in the monthly service charge paid by each customer in Washington. Increased residential consumption per customer also contributed to the improved quarterly margins.

     INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers increased $29,000, or 0.35%, quarter to quarter. This is due to increased consumption in the first quarter of fiscal 1999 by the electric generation customers. Margin improvements from industrial customers were partially offset by a rate reduction equivalent to the increase in monthly service charges as described above, and a $519,000 decline in spot sales activity.

COST OF OPERATIONS

     Cost of operations for the quarter ended December 31, 1998, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $248,000 or 1.8% over the quarter ended December 31, 1997.

     OPERATING EXPENSES, which are primarily labor and benefits expenses, increased by $56,000, or 0.6%, for the quarter. Labor and benefits expenses increased by $288,000 or 3.4%, of which $98,000 is attributable to one time costs associated with management restructuring. Additional one-time costs of $221,000 for restructuring accomplished to date will be recognized in the second quarter. Ongoing savings resulting from the restructuring are expected to be $343,000 annually ($234,000 in fiscal 1999). Also contributing to this increase are normal wage and salary rate adjustments. These increases were offset almost entirely by reductions in administrative and other expense categories due to various cost reduction initiatives.

     DEPRECIATION AND AMORTIZATION decreased by $342,000, or 9.8%, for the quarter. This decrease is attributable to lower depreciation rates resulting from a recently conducted depreciation study.

     PROPERTY AND PAYROLL TAXES increased by $38,000, or 3.4%, for the quarter. The increase is primarily related to the timing of recognition of property tax reductions in Oregon. Beginning in 1991, and resulting from a voter mandate (Ballot Measure 5), Oregon property tax rates decreased each year for a five year period. For each of those five years, the Oregon Public Utility Commission required regulated energy utilities to measure and defer in a regulatory liability account, the effect of the resulting property tax reductions. Each year from 1994 to 1997, the Company reduced its customer rates to reflect the lower tax expense incurred, and to refund the deferred amounts to its customers. Concurrent with the rate reductions, the Company recorded credits to property tax expense, which amortized the deferrals in amounts equivalent to the reduced revenue. Accordingly there was no net effect on earnings. The amortization which was substantially completed in November 1997, affected the comparison by $110,000. Property taxes in the state of Washington were reduced by $32,000 for the quarter as a result of agreement by taxing authorities to reduce assessed value of taxable property.


INTEREST AND OTHER DEDUCTIONS

     Interest and other deductions for the quarter increased $138,000, or 5.6%, for the quarter. The increases are due primarily to increases in short-term debt, as well as higher interest accrued on deferred gas cost balances.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a revolving credit commitment of $40 million from three banks. This agreement expires in September 2000. The annual commitment fee is 1/8 of 1%, and the committed lines of credit also support a money market facility and a commercial paper facility of a similar amount. The Company also has $30 million of uncommitted lines from three banks. A non-regulated subsidiary has a $1.5 million revolving credit facility that expires in December 2000 of which $650,000 was outstanding at December 31, 1998.

     Longer term financing is provided by a Medium-Term Note program with $110 million outstanding at December 31, 1998. There is remaining $30 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

   Although net earnings for the quarter ended December 31, 1998 were higher by $1,072,000 than the 1997 period, net cash used by operating activities was $140,000, compared to net cash provided of $13,273,000 for the same period in 1997.

   Affecting operating cash flow for the quarter ended December 31, 1998 was the negative cash flow from changes in current assets and liabilities. This was primarily due to the timing of cash receipts and disbursements related to accrued receivable and payable amounts.

INVESTING ACTIVITIES

   Cash used by investing activities for the quarter ended December 31, 1998 was $5,814,000, compared to $7,692,000 for the prior year's quarter. The comparison is affected by lower capital expenditures in the first quarter of fiscal 1999.

   Capital expenditures for fiscal 1999 are budgeted at approximately $23.5 million. This is slightly less than fiscal 1998 actual expenditures. The Company expects that 1999 capital expenditures will be financed approximately 65% from operating activities, and 35% from debt financing.

FINANCING ACTIVITIES

   Financing activities for the quarter ended December 31, 1998 resulted in a net cash inflow of $3,789,000, compared to a net use of $8,520,000 for the comparable period last year. During the first quarter of fiscal 1999, the Company redeemed $10 million of medium term notes, which matured in December. This redemption was funded with short-term debt. Additional short-term debt was issued to fund capital expenditures and dividend payments. The Company expects to issue more medium term notes in 1999, the timing of which will be based on favorable rates availability.

TECHNOLOGY RISK - YEAR 2000

     Cascade is heavily reliant on computers for internal and external information processing. Computers are used extensively in the Company's system for payroll, accounts receivable, accounts payable, performing critical analysis, financial reporting and e-mail communications. To mitigate potential problems associated with this issue, Cascade began in 1996 to address the Y2K compliance of those computers and systems that are critical to business operations.

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

     The Company has not yet received assurance from interstate pipeline companies that adequate backup measures are in place in the event of a failure of computer systems, but management is continuing to follow up on this issue.

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

     Cascade presently does not anticipate major interruptions in its business as a result of year 2000 issues. However, it is possible that disruptions in such services as telecommunications, banking, or transportation may occur and may have a negative effect on the Company's operations, business and financial condition.

State of Readiness

     In 1996 the Company began identifying which of its computer systems required modification or replacement to achieve year 2000 compliance. Management believes that substantially all mission critical systems have been identified. Approximately 95% of the Company's personal computers, and embedded building and office systems have been modified as necessary, tested, and verified to be compliant. Various vendor based software has been or will be upgraded or replaced, including financial, meter reading, and SCADA (the system that monitors natural gas flow through the distribution system) systems. Corrections to critical internally developed software, including billing, cash receipts processing, and payroll, are approximately 80% complete, and are expected to be completed and tested by June 1999. All internal systems are targeted to be fully compliant by August 1999.

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

     In addition, the Company's capital expenditures to replace non-compliant vendor based systems sooner than otherwise necessary is expected to total approximately $1.9 million. Of this amount, approximately $610,000 has been spent to date. Although year 2000 compliance is the primary motivating factor for the current schedule for these system replacements, management anticipates other significant improvements in these systems compared to the old systems.

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

FORWARD LOOKING STATEMENTS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company issued fixed-rate debt obligations. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities. Accordingly, management believes the Company is not subject to market risk as defined in Item 305 of Regulation S-K.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $87,518,000. Under the most restrictive of these agreements, approximately $27,890,000 was available for payment of dividends as of December 31, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 annual meeting of the Shareholders of the Corporation was held on January 28, 1999. The following directors were elected at the meeting for terms of office expiring in 2000 by the vote indicated below:

                              For             Withheld
                            ---------         ---------
   Carl Burnham, Jr         9,574,639           134,260
   Melvin C. Clapp          9,572,201           136,598
   Thomas E. Cronin         9,566,005           142,794
   David A. Ederer          9,579,074           129,725
   Howard L. Hubbard        9,566,140           142,659
   W. Brian Matsuyama       9,573,301           136,498
   Larry L. Pinnt           9,570,521           138,278
   Brooks G. Ragen          9,569,233           139,566
   Mary A. Williams         9,569,832           138,967


   In addition, the proposed Cascade Natural Gas Corporation 1998 Stock Incentive Plan providing for up to 150,000 shares of Common Stock of the Company subject to award agreements received votes as follows:

              Approve               Withheld          Exceptions
             ---------              --------          ----------
             8,656,791               841,313             210,695


ITEM 5.  OTHER INFORMATION


Ratio of Earnings to Fixed Charges:


                              Twelve Months Ended
-----------------------------------------------------------------------------------------
    12/31/98      9/30/98          9/30/97         9/30/96     12/31/95           12/31/94
      2.57         2.42              2.68            2.17         2.16               2.07


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   No.            Description
   ---            -----------

    12            Computation of Ratio of Earnings to Fixed Charges

    27            Financial Data Schedule UT

b. Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended
December 31, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION



By:
    ------------------------------------------------------

                      J. D. Wessling
    Sr. Vice President Finance and Chief Financial Officer
                    (Principal Financial Officer)


Date:  February 12, 1998
       -----------------