Form 10-Q
period 1999-03-31
CASCADE NATURAL GAS CORP
filed 1999-05-05
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number: 1-7196

                         CASCADE NATURAL GAS CORPORATION
             (Exact name of Registrant as specified in its charter)

         Washington                                      91-0599090
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

222 Fairview Avenue North,  Seattle, WA                     98109
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)


(Registrant's telephone number including area code)    (206) 624-3900
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title                                         Outstanding
        -----                                         -----------
Common Stock, Par Value $1 per Share     11,045,095 as of April 30, 1999

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

PART  I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CASCADE NATURAL GAS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                         ----------------------------    ----------------------------
                                         Mar 31, 1999    Mar 31, 1998    Mar 31, 1999    Mar 31, 1998
                                         ------------    ------------    ------------    ------------
                                                        (thousands except per share data)
Operating revenues                           $ 71,118        $ 65,548        $134,035        $126,532

Less: Gas purchases                            37,088          34,255          69,103          65,949
          Revenue taxes                         4,835           4,346           8,574           8,093
                                         ------------    ------------    ------------    ------------
Operating margin                               29,195          26,947          56,358          52,490
                                         ------------    ------------    ------------    ------------
Cost of operations:
        Operating expenses                      9,423           9,533          18,840          18,894
        Depreciation and amortization           3,205           3,600           6,353           7,090
        Property and payroll taxes              1,163           1,213           2,322           2,335
                                         ------------    ------------    ------------    ------------
                                               13,791          14,346          27,515          28,319
                                         ------------    ------------    ------------    ------------

Earnings from operations                       15,404          12,601          28,843          24,171
Less interest and other
  deductions - net                              2,584           2,415           5,206           4,899
                                         ------------    ------------    ------------    ------------
Earnings before income taxes                   12,820          10,186          23,637          19,272

Income taxes                                    4,801           3,817           8,864           7,221
                                         ------------    ------------    ------------    ------------
Net earnings                                    8,019           6,369          14,773          12,051
Preferred dividends                               119             124             241             249
                                         ------------    ------------    ------------    ------------
Net earnings available to
    common shareholders                      $  7,900        $  6,245        $ 14,532        $ 11,802
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Common shares outstanding:
        Weighted average                       11,045          11,018          11,045          10,993
        End of period                          11,045          11,045          11,045          11,045
Net earnings per common share,
             basic and diluted               $   0.72        $   0.57        $   1.32        $   1.07
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Cash dividends per share                     $   0.24        $   0.24        $   0.48        $   0.48
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        Mar 31, 1999    Sep 30, 1998
                                                                        ------------    ------------
                                                                        (Unaudited)
                             ASSETS
 Utility Plant, net of accumulated depreciation
         of $173,567 and $167,356                                           $273,999        $266,212
         Construction work in progress                                         6,095          10,394
                                                                           ---------       ---------
                                                                             280,094         276,606
                                                                           ---------       ---------
 Other Assets:
         Investments in non-utility property                                     667             667
         Notes receivable, less current maturities                               775           1,006
                                                                           ---------       ---------
                                                                               1,442           1,673
                                                                           ---------       ---------
 Current Assets:
         Cash and cash equivalents                                             6,786           2,338
         Accounts receivable, less allowance of $611
         and $645 for doubtful accounts                                       26,191           9,271
         Current maturities of notes receivable                                  240             329
         Materials, supplies and inventories                                   5,456           6,213
         Prepaid expenses and other assets                                     5,294           5,122
                                                                           ---------       ---------
                                                                              43,967          23,273
                                                                           ---------       ---------
 Deferred Charges                                                              8,455           9,959
                                                                           ---------       ---------
                                                                            $333,958        $311,511
                                                                           ---------       ---------
                                                                           ---------       ---------
                          COMMON SHAREHOLDERS' EQUITY,
                        PREFERRED STOCKS AND LIABILITIES

 Common Shareholders' Equity:
         Common stock, par value $1 per share, authorized 15,000,000
         shares, issued and outstanding 11,045,095 shares                   $ 11,045        $ 11,045
         Additional paid-in capital                                           97,380          97,380
         Retained earnings                                                    12,233           3,003
                                                                           ---------       ---------
                                                                             120,658         111,428
                                                                           ---------       ---------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $6,338 and $6,592                                                 6,186           6,408
                                                                           ---------       ---------
 Long-term Debt                                                              125,000         110,650
                                                                           ---------       ---------
 Current Liabilities:
         Notes payable and commercial paper                                    5,000           6,929
         Accounts payable                                                     11,706          10,206
         Property, payroll and excise taxes                                    5,963           4,570
         Dividends and interest payable                                        7,141           7,407
         Current maturities of long-term debt                                   --            10,000
         Other current liabilities                                             9,266           3,681
                                                                           ---------       ---------
                                                                              39,076          42,793
                                                                           ---------       ---------
 Deferred Credits and Other:
         Gas cost changes                                                     11,579          10,330
         Other                                                                31,459          29,902
                                                                           ---------       ---------
                                                                              43,038          40,232
                                                                           ---------       ---------
 Commitments and Contingencies                                                  --              --
                                                                            $333,958        $311,511
                                                                           ---------       ---------
                                                                           ---------       ---------

The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                            -----------------------------
                                                                            Mar 31, 1999     Mar 31, 1998
                                                                            ------------     ------------
                                                                                 (dollars in thousands)
OPERATING ACTIVITIES:
        Net earnings                                                            $ 14,773         $ 12,051
        Adjustments to reconcile net earnings
        to net cash provided by operating activities:
           Depreciation and amortization                                           6,353            7,090
           Amortization of gas cost changes                                          234             (511)
           Increase (decrease) in deferred income taxes                              628             (300)
           Decrease in deferred investment tax credits                              (122)            (129)
           Cash provided (used) by changes in operating assets and
               liabilities:
                      Current assets and liabilities                              (8,083)           6,891
                      Gas cost changes                                             1,016            3,442
                      Other deferrals and non-current liabilities                  2,069            1,976
                                                                                --------         --------
        Net cash provided by operating activities                                 16,868           30,510
                                                                                --------         --------
INVESTING ACTIVITIES:
        Capital expenditures                                                     (10,575)         (14,878)
        Customer contributions in aid of construction                              1,331            1,293
        New consumer loans                                                           (13)            (332)
        Receipts on consumer loans                                                   294              713
                                                                                --------         --------
        Net cash used by investing activities                                     (8,963)         (13,204)
                                                                                --------         --------

FINANCING ACTIVITIES:
        Issuance of common stock                                                    --                690
        Redemption of preferred stock                                               (222)            (224)
        Issuance of long-term debt                                                14,887             --
        Repayment of long-term debt                                              (10,650)            --
        Changes in notes payable and commercial paper, net                        (1,929)         (11,900)
        Dividends paid                                                            (5,543)          (4,917)
                                                                                --------         --------
        Net cash used by financing activities                                     (3,457)         (16,351)
                                                                                --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          4,448              955

CASH AND CASH EQUIVALENTS:
        Beginning of period                                                        2,338            3,162
                                                                                --------         --------
        End of period                                                           $  6,786         $  4,117
                                                                                --------         --------
                                                                                --------         --------

The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1999

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

     FAS No. 131, entitled "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires public enterprises to report financial and descriptive information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as operating as a single segment, that of a local distribution company (LDC) in the Pacific Northwest. Appropriate disclosures will be included in the year-end financial statements.

     FAS No. 132, entitled "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS," modifies the disclosure requirements for pensions and other postretirement benefits, but does not affect the measurement of such benefits. These modified disclosures will be included in the Company's year-end financial statement footnotes.

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard will be effective for fiscal years beginning after June 15, 1999, and will be adopted by the Company as of October 1, 1999. It requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

     The Company is currently evaluating the effects of this standard on its financial reporting. This evaluation is not complete, but the Company believes that some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133.

STOCK OPTIONS:

     During the quarter ended March 31, 1999, the Company awarded officers, under the 1998 Plan for Incentive Stock Options, grants to purchase 38,000 shares of Cascade common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and six-month periods ended March 31, 1999 and March 31, 1998.

RESULTS OF OPERATIONS

     Net earnings available to common shareholders for the second quarter of fiscal 1999 (quarter ended March 31, 1999) were $7,900,000, or $0.72 per share, compared to $6,245,000, or $0.57 per share, for the second quarter of fiscal 1998. This represents a 26% improvement in quarterly earnings per share. For the six-month period, net earnings available to common shareholders were $14,532,000, or $1.32 per share, a 23% improvement over the 1998 period results of $11,802,000, or $1.07 per share. Improvements in results for the quarter and year to date periods are primarily attributable to increases in operating margins.

OPERATING MARGIN

     RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

           RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
--------------------------------------------------------------------------    -----------------------------------------
                                     Second Quarter of Fiscal      Percent         Year to Date March 31        Percent
                                       1999            1998         Change          1999            1998         Change
--------------------------------------------------------------------------    -----------------------------------------
                                      (dollars in thousands)                     (dollars in thousands)
DEGREE DAYS                           2,205           2,109           4.6%         4,220           4,089           3.2%

AVERAGE NUMBER OF CUSTOMERS
         Residential                151,557         143,783           5.4%       149,634         142,229           5.2%
         Commercial                  26,634          25,611           4.0%        26,311          25,363           3.7%

AVERAGE THERM USAGE PER CUSTOMER
         Residential                    317             306           3.6%           599             572           4.7%
         Commercial                   1,522           1,450           5.0%         2,883           2,837           1.6%

OPERATING MARGIN
         Residential               $ 13,296        $ 11,811          12.6%      $ 24,905        $ 22,163          12.4%
         Commercial                $  8,391        $  7,204          16.5%      $ 15,724        $ 14,204          10.7%

     For the quarter ended March 31, 1999, operating margin from sales to residential and commercial customers increased by $2.67 million over the same period last year. The primary factors contributing to this improvement were the addition of 8,800 new customers and increased residential consumption per customer. An increase of $1 per month in the monthly service charge paid by each customer in Washington provided about $399,000 of the improved quarterly margins, but this was offset by a corresponding reduction in rates charged to industrial customers.

     For the year to date margin, similar factors contributed to the improvement. The higher consumption per customer is largely attributable to the colder weather in the 1998 - 1999 winter heating season. Although the 1998 - 1999 season was warmer than normal, gas consumption the prior winter was affected by even warmer El Nino weather conditions.

     INDUSTRIAL AND OTHER MARGIN. Operating margin during the 1999 second quarter from industrial and other customers decreased $423,000, or 5.3% from the March 1998 quarter. This is largely due to the above mentioned decrease in rates to offset the increased service charges collected from residential and commercial customers.

     On a year to date basis, industrial and other margin decreased $394,000, or 2.4%. The effect of the above-mentioned rate reduction was $790,000, and margins from sales of spot gas supplies decreased $520,000. Offsetting these reductions was an increase in distribution margin resulting from an 8.9% increase in gas deliveries to industrial customers in several major industry classifications served by the Company.

COST OF OPERATIONS

     Cost of operations for the quarter ended March 31, 1999, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $555,000 or 3.9% from the quarter ended March 31, 1998.

     OPERATING EXPENSES, which are primarily labor and benefits expenses, decreased $111,000, or 1.2%, for the quarter. Labor and benefits expenses increased by $182,000 or 2.2%, and include $231,000 in one-time costs associated with management restructuring. Most other categories of operating expenses decreased from the second quarter of fiscal 1998, reflecting the Company's increased focus on achieving cost reductions and efficiencies.

     Year to date operating expenses decreased $54,000, or 0.3%, though labor and benefits expense increased $471,000, or 2.8%. Labor and benefits expenses include one-time management restructuring costs of $329,000. Decreases were experienced in most other expense categories. Ongoing savings resulting from the restructuring are expected to be $343,000 annually ($234,000 in fiscal 1999).

     DEPRECIATION AND AMORTIZATION decreased by $395,000 (11.0%) for the quarter, and $737,000 (10.4%) year to date. Increased depreciation charges from new asset additions were more than offset by the effect of lower depreciation rates adopted in July 1998. The lower depreciation rates resulted from a recently conducted depreciation study. The annual effect of the lower rates is approximately $2 million.

INTEREST AND OTHER DEDUCTIONS - NET

     Interest and other deductions increased $169,000 (7.0%) for the quarter, and $307,000 (6.3%) year to date. The increases are due primarily to increases in outstanding debt, as well as higher interest accrued on deferred gas cost balances. There was also a decrease in interest income due to lower short-term investment balances, and fewer appliance loans outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a revolving credit commitment of $40 million from three banks. This agreement expires in September 2000. The Company uses the facility to meet short-term needs as well as to support a money market facility and a commercial paper facility of a similar amount. The annual commitment fee is 1/8 of 1%. The Company also has $30,000,000 of uncommitted lines from three banks.

     Longer term financing is provided by a Medium-Term Note program with $125 million outstanding at March 31, 1999. There is remaining $15 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

     Although net earnings for the six months ended March 31, 1999 were higher by $2,722,000 than the 1998 period, net cash provided by operating activities was $16,868,000, compared to $30,510,000 last year. Affecting the comparison was the difference in cash flows from changes in current assets and liabilities. This change is primarily the result of timing differences related to changes in accounts receivable, accounts payable, and the payment of income taxes.

INVESTING ACTIVITIES

     Cash used by investing activities for the six months ended March 31, 1999 was $8,963,000, compared to $13,204,000 for the first six months of fiscal 1998. Capital expenditures in fiscal 1999 were lower due in part to delays in construction of facilities to serve a major new customer. It is expected that this project will be complete by the end of fiscal 1999.

     Capital expenditures for fiscal 1999 are budgeted at approximately $23.5 million. This is slightly less than fiscal 1998 actual expenditures. The Company expects that 1999 capital expenditures will be financed approximately 65% from operating activities, and 35% from debt financing.

FINANCING ACTIVITIES

     Financing activities for the six months ended March 31, 1999 resulted in a net cash outflow of $3,457,000 compared to $16,351,000 for the comparable period last year. During the first quarter of fiscal 1999, the Company redeemed $10 million of medium term notes, which matured in December. This redemption was funded with short-term debt. In March, the Company issued $15 million of new 7.098% medium-term notes with a 30-year maturity. Proceeds were used primarily to pay down short-term debt.

YEAR 2000 READINESS DISCLOSURE

     Cascade is heavily reliant on computers for internal and external information processing. Computers are used extensively in the Company's system for payroll, accounts receivable, accounts payable, performing critical analysis, financial reporting and communications. To mitigate potential problems associated with the Year 2000 issue, Cascade began in 1996 to address the compliance of those computers and systems that are critical to business operations.

     This Year 2000 Readiness Disclosure is based in part on information provided to the Company by outside suppliers and vendors. While the Company believes this outside information is accurate, Cascade is not the source of this information and has not independently verified the information submitted by third parties.

RISKS

     The Company continues to modify or replace systems that may be impacted by the dates in the year 2000 and thereafter. The Company's comprehensive remediation strategy is being led by the Information Technology Department and reviewed by executive management and the Board of Directors. Cascade believes that by modifying existing programs, installing new hardware and software, and implementing a comprehensive contingency plan, the risk of technical failure can be minimized and the Year 2000 issue will not pose a major disruption on business operations.

     The Company has contacted suppliers and vendors with whom it has significant business relationships to determine the extent to which the Company may be vulnerable to a year 2000 failure. The Company has received communications from substantially all significant suppliers and vendors. While most companies can provide no assurance that their suppliers, vendors or customers will be compliant, Cascade has not received indication that any major third party will have a significant compliance problem that would adversely affect its ability to conduct business with Cascade.

     Should internal computer systems fail due to a year 2000 compliance problem, business processes that may be interrupted include: monitoring of gas flow and pressure; measurement of gas receipts from suppliers and deliveries to customers; processing customer invoices; payments to suppliers; financial measurement and reporting; internal and external communications; payroll processing; and other administrative functions. Management has not developed estimates of losses that may be incurred in the event of a failure of one or more of these systems.

STATE OF READINESS

     In 1996 the Company began identifying which of its computer systems required modification or replacement to achieve year 2000 compliance. Management believes that substantially all mission critical systems have been identified. Approximately 600 of the Company's personal computers, embedded building and office systems, and fleet vehicles have been inventoried and assessed for compliance. To date, nearly 97% have been tested and verified to be compliant. Most vendor based software has been or will be upgraded or replaced, including financial, meter reading, and SCADA (the system that monitors natural gas flow through the distribution system) systems. Corrections to internally developed software, including billing, cash receipts processing, and payroll, are now believed to be complete, and are currently undergoing testing to verify compliance. All internally developed systems are scheduled to be fully compliant by August 1999.

COSTS OF YEAR 2000 COMPLIANCE

     The Company is using a combination of internal and external resources to make necessary modifications to existing internally developed systems. Total external expenditures to date have been less than $100,000, and the Company intends to complete this process with internal resources. Such costs are charged to expense as incurred. The Company does not separately track the direct costs associated with such internal personnel, which primarily consist of salary and benefits. Rather, the cost associated with using internal resources is viewed primarily as an opportunity cost, resulting in a delay of other planned system enhancements and replacements intended to enhance operating efficiencies. Such delays are not expected to have a material adverse effect on the Company or its competitive position.

     In addition, the Company's capital expenditures to date to replace non-compliant vendor based systems have totaled approximately $610,000. Estimated total capital expenditures are expected to be $1.9 million. While Year 2000 compliance is the primary motivating factor for these system replacements, management anticipates other significant improvements from these systems as compared to the old systems. All costs and completion dates discussed are based on management's best estimates. Actual results may differ from expectations.

CONTINGENCY PLANNING

     The Company has given consideration to several worst-case Year 2000 scenarios and is in the process of completing a Year 2000 Contingency Plan to address those scenarios. These contingency scenarios are based on short-term disruptions in pipeline transportation, gas and material supply purchases and internal system failures. The Plan addresses specific backup and recovery procedures and business processes that are critical to operations and identifies contingency trigger points and roles of key individuals in the event of system failure. Management believes the most likely worst case scenario to be the possibility that necessary program code modifications of legacy computer systems may have been overlooked. The response to such an event is the dedication of available programming staff to correct the problem. The Company plans to review and update its remediation schedule and contingency plan as needed.

LABOR NEGOTIATIONS

The Company is currently in negotiations with the International Chemical Workers Union (ICWU), which represents non-supervisory operating employees in the Company's district offices. The current ICWU collective bargaining agreement was entered into in 1996 and had an original expiration date of April 1, 1999. Expiration has been extended to June 1, by which time management expects to have a new contract in place.

FORWARD LOOKING STATEMENTS

     Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, misjudgments in assessing the Company's year 2000 compliance requirements and risks, competition from alternative forms of energy, consolidation in the energy industry, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather and other factors influencing natural gas usage by customers, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $87,518,000. Under the most restrictive of these agreements, approximately $33,140,000 was available for payment of dividends as of March 31, 1999.

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES:

                                    Twelve Months Ended
-----------------------------------------------------------------------------
3/31/99      9/30/98      9/30/97       9/30/96       12/31/95       12/31/94
-------      -------      -------       -------       --------       --------
 2.80          2.42         2.68          2.17          2.16           2.07

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

         No.      Description
         ---      -----------
          12      Computation of Ratio of Earnings to Fixed Charges

          27      Financial Data Schedule UT

b. Reports on Form 8-K:

          No reports were filed on Form 8-K during the quarter ended
             March 31,1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:     /s/  J. D.  Wessling
    ------------------------------------------------------

                      J. D. Wessling
    Sr. Vice President Finance and Chief Financial Officer
                 (Principal Financial Officer)

Date:     May 4, 1999
      ------------------