Form 10-Q
period 1999-06-30
CASCADE NATURAL GAS CORP
filed 1999-08-05
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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


   Common Stock, Par Value $1 per Share         11,045,095 as of July 31, 1999

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

PART  I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         CASCADE NATURAL GAS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  (unaudited)

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -------------------------------      -------------------------------
                                              Jun 30, 1999     Jun 30, 1998        Jun 30, 1999     Jun 30, 1998
                                             --------------   --------------      --------------   --------------
                                                                (thousands except per share data)
 Operating revenues                               $ 42,869         $ 36,995           $ 176,904        $ 163,527

 Less: Gas purchases                                22,746           19,150              91,849           85,098
       Revenue taxes                                 2,831            2,377              11,405           10,471
                                             --------------   --------------      --------------   --------------
 Operating margin                                   17,292           15,468              73,650           67,958
                                             --------------   --------------      --------------   --------------

 Cost of operations:
      Operating expenses                             9,064            9,297              27,904           28,191
      Depreciation and amortization                  3,234            3,655               9,587           10,745
      Property and payroll taxes                     1,203            1,149               3,525            3,483
                                             --------------   --------------      --------------   --------------
                                                    13,501           14,101              41,016           42,419
                                             --------------   --------------      --------------   --------------

 Earnings from operations                            3,791            1,367              32,634           25,539
 Less interest and other
   deductions - net                                  2,477            2,400               7,683            7,299
                                             --------------   --------------      --------------   --------------

 Earnings (loss) before income taxes                 1,314           (1,033)             24,951           18,240

 Income taxes                                          503             (370)              9,367            6,852
                                             --------------   --------------      --------------   --------------

 Net earnings (loss)                                   811             (663)             15,584           11,388
 Preferred dividends                                   121              124                 362              373
                                             --------------   --------------      --------------   --------------
 Net earnings (loss) available to
     common shareholders                          $    690         $   (787)          $  15,222        $  11,015
                                             --------------   --------------      --------------   --------------
                                             --------------   --------------      --------------   --------------

 Common shares outstanding:
      Weighted average                              11,045           11,045              11,045           10,998

 Net earnings (loss) per common share,
                         basic and diluted        $   0.06         $  (0.07)          $    1.38        $    1.00
                                             --------------   --------------      --------------   --------------
                                             --------------   --------------      --------------   --------------

 Cash dividends per share                         $   0.24         $   0.24           $   0.72         $   0.72
                                             --------------   --------------      --------------   --------------
                                             --------------   --------------      --------------   --------------

 The accompanying notes are an integral part of these financial statements

                                     CASCADE NATURAL GAS CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Dollars in Thousands)

                                                                     Jun 30, 1999          Sep 30, 1998
                                                                   ----------------      ----------------
                                ASSETS                               (Unaudited)
 Utility Plant, net of accumulated
     depreciation of $176,810 and $167,356                               $ 274,709             $ 266,212
     Construction work in progress                                           6,162                10,394
                                                                   ----------------      ----------------
                                                                           280,871               276,606
                                                                   ----------------      ----------------
 Other Assets:
     Investments in non-utility property                                       202                   667
     Notes receivable, less current maturities                                 681                 1,006
                                                                   ----------------      ----------------
                                                                               883                 1,673
                                                                   ----------------      ----------------
 Current Assets:
     Cash and cash equivalents                                               4,283                 2,338
     Accounts receivable, less allowance of $630
       and $645 for doubtful accounts                                       13,367                 9,271
     Current maturities of notes receivable                                    204                   329
     Materials, supplies and inventories                                     5,398                 6,213
     Prepaid expenses and other assets                                       5,498                 5,122
                                                                   ----------------      ----------------
                                                                            28,750                23,273
                                                                   ----------------      ----------------
 Deferred Charges                                                            8,007                 9,959
                                                                   ----------------      ----------------
                                                                         $ 318,511             $ 311,511
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

                   COMMON SHAREHOLDERS' EQUITY,
                 PREFERRED STOCKS AND LIABILITIES
 Common Shareholders' Equity:
     Common stock, par value $1 per share, authorized 15,000,000
      shares, issued and outstanding 11,045,095 shares                   $  11,045             $  11,045
     Additional paid-in capital                                             97,380                97,380
     Retained earnings                                                      10,272                 3,003
                                                                   ----------------      ----------------
                                                                           118,697               111,428
                                                                   ----------------      ----------------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $6,338 and $6,592                                               6,186                 6,408
                                                                   ----------------      ----------------
 Long-term Debt                                                            125,000               110,650
                                                                   ----------------      ----------------
 Current Liabilities:
     Notes payable and commercial paper                                          -                 6,929
     Accounts payable                                                        7,779                10,206
     Property, payroll and excise taxes                                      2,941                 4,570
     Dividends and interest payable                                          5,212                 7,407
     Current maturities of long-term debt                                        -                10,000
     Other current liabilities                                               7,809                 3,681
                                                                   ----------------      ----------------
                                                                            23,741                42,793
                                                                   ----------------      ----------------
 Deferred Credits and Other:
     Gas cost changes                                                       13,694                10,330
     Other                                                                  31,193                29,902
                                                                   ----------------      ----------------
                                                                            44,887                40,232
                                                                   ----------------      ----------------
 Commitments and Contingencies                                                   -                     -
                                                                         $ 318,511             $ 311,511
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

     The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                          ---------------------------------
                                                                          Jun 30, 1999       Jun 30, 1998
                                                                          --------------     --------------
                                                                                 (dollars in thousands)
 OPERATING ACTIVITIES:
     Net earnings                                                              $ 15,584           $ 11,388
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
        Depreciation and amortization                                             9,587             10,745
        Amortization of gas cost changes                                            776               (450)
        Gain on sale of land                                                       (174)                 -
        Increase in deferred income taxes                                           942                451
        Decrease in deferred investment tax credits                                (184)              (194)
        Cash provided (used) by changes in operating assets and liabilities:
           Current assets and liabilities                                        (5,741)             5,231
           Gas cost changes                                                       2,588              5,471
           Other deferrals and non-current liabilities                            1,743              2,209
                                                                          --------------     --------------

     Net cash provided by operating activities                                   25,121             34,851
                                                                          --------------     --------------

 INVESTING ACTIVITIES:
     Capital expenditures                                                       (14,970)           (20,998)
     Customer contributions in aid of construction                                2,139              1,578
     New consumer loans                                                             (17)              (332)
     Receipts on consumer loans                                                     429                853
     Proceeds from sale of land                                                     471                  -
                                                                          --------------     --------------

     Net cash used by investing activities                                      (11,948)           (18,899)
                                                                          --------------     --------------

 FINANCING ACTIVITIES:
     Issuance of common stock                                                         -                690
     Redemption of preferred stock                                                 (222)              (222)
     Issuance of long-term debt                                                  14,888                  -
     Repayment of long-term debt                                                (10,650)              (500)
     Changes in notes payable and commercial paper, net                          (6,929)            (8,418)
     Dividends paid                                                              (8,315)            (7,692)
                                                                          --------------     --------------

     Net cash used by financing activities                                      (11,228)           (16,142)
                                                                          --------------     --------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,945               (190)

 CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          2,338              3,162
                                                                          --------------     --------------
     End of period                                                             $  4,283           $  2,972
                                                                          --------------     --------------
                                                                          --------------     --------------

    The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1999

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

         In June 1998, the Financial Accounting Standards Board issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard will be effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as of October 1, 2000. It requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

         The Company is currently evaluating the effects of this standard on its financial reporting. This evaluation is not complete, but the Company believes that some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133. The Company also believes that, because of rate regulation, derivative assets and liabilities would be offset by regulatory assets and regulatory liabilities, and the earnings effect of application of this standard will not be material.

STOCK OPTIONS:

         During the quarter ended March 31, 1999, the Company awarded officers, under the 1998 Stock Incentive Plan, options to purchase 38,000 shares of Cascade common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and nine-month periods ended June 30, 1999 and June 30, 1998.

RESULTS OF OPERATIONS

         Net earnings available to common shareholders for the third quarter of fiscal 1999 (quarter ended June 30, 1999) were $690,000, or $0.06 per share, compared to a loss of $787,000, or $0.07 per share, for the second quarter of fiscal 1998. For the nine-month period, net earnings available to common shareholders were $15,222,000, or $1.38 per share, a 38% improvement over the 1998 period results of $11,015,000, or $1.00 per share. Improvements in results for the quarter and year to date periods are primarily attributable to increases in operating margins.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

                                              RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
                                              ------------------------------------------
                           Third Quarter of Fiscal  Percent               Year to Date Jun 30      Percent
                           1999           1998      Change                1999         1998        Change
------------------------------------------------------------           ------------------------------------
                           (dollars in thousands)                         (dollars in thousands)
DEGREE DAYS                  1,014           797      27.2%                 5,234         4,888       7.1%
AVERAGE NUMBER OF CUSTOMERS
     Residential           151,327       143,746       5.3%               150,136       142,629       5.3%
     Commercial             26,591        25,518       4.2%                26,393        25,423       3.8%
AVERAGE THERM USAGE PER CUSTOMER
     Residential               138           122      13.4%                   737           693       6.2%
     Commercial                753           697       8.0%                 3,633         3,530       2.9%
OPERATING MARGIN
     Residential           $ 6,576       $ 5,328      23.4%              $ 31,481      $ 27,491      14.5%
     Commercial            $ 3,971       $ 3,493      13.7%              $ 19,695      $ 17,697      11.3%


         For the quarter ended June 30, 1999, operating margin from sales to residential and commercial customers increased by $1.73 million over the same period last year. The primary factors contributing to this improvement were the addition of 8,650 new customers and increased consumption per customer. An increase of $1 per month in the monthly service charge paid by each residential and commercial customer in Washington provided approximately $398,000 of the improved quarterly margins, which was offset by a corresponding reduction in rates charged to industrial customers.

         For year to date margin, similar factors contributed to the improvement. Higher consumption per customer is largely attributable to the colder weather in the 1998 - 1999 winter heating season. Although the 1998 - 1999 season was warmer than normal, gas consumption the prior winter was affected by even warmer El Nino weather conditions.

         INDUSTRIAL AND OTHER MARGIN. Operating margin during the 1999 third quarter from industrial and other customers increased $98,000, or 1.5% from the June 1998 quarter. Increased deliveries to customers resulted in approximately $545,000 of margin improvement. This improvement was largely offset by the above mentioned decrease in industrial rates, corresponding with the increased service charges collected from residential and commercial customers.

         On a year to date basis, industrial and other margin decreased $297,000, or 1.3%. The effect of the above-mentioned rate reduction was $1,187,000, and margins from sales of spot gas supplies decreased

$519,000. Offsetting these reductions was an increase in distribution margin resulting from a 10.8% increase in gas deliveries to industrial customers in several major industry classifications served by the Company.

COST OF OPERATIONS

         Cost of operations for the quarter ended June 30, 1999, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $600,000 or 4.3% from the quarter ended June 30, 1998.

         OPERATING EXPENSES, which are primarily labor and benefits expenses, decreased $233,000, or 2.5%, for the quarter. Most categories of operating expenses decreased from the third quarter of fiscal 1998, reflecting the Company's increased focus on achieving cost reductions and efficiencies. The lower expenses are primarily the result of reduced staffing levels and various initiatives to reduce operating and administrative costs throughout the Company.

         Year to date operating expenses decreased $287,000, or 1.0%. Decreases were experienced in most expense categories. Labor and benefits expenses include one-time management restructuring costs of $329,000. Ongoing labor savings resulting from restructuring are expected to be $600,000.

         DEPRECIATION AND AMORTIZATION decreased by $421,000 (11.5%) for the quarter, and $1,158,000 (10.8%) year to date. Increased depreciation charges from new asset additions were more than offset by the effect of lower depreciation rates adopted in July 1998. The lower depreciation rates resulted from a depreciation study conducted in 1998. The annual effect of the lower rates is approximately $2 million.


INTEREST AND OTHER DEDUCTIONS - NET

         Interest and other deductions increased $77,000 (3.2%) for the quarter, and $384,000 (5.3%) year to date. The increases are due primarily to increases in outstanding debt, as well as higher interest accrued on deferred gas cost balances. There was also a decrease in interest income due to lower short-term investment balances, and fewer appliance loans outstanding. Other non-operating income for the quarter included a gain of $174,000 on the sale of non-utility property.


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

         Longer term financing is provided by a Medium-Term Note program with $125 million outstanding at June 30, 1999. There is remaining $15 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

         Although net earnings for the nine months ended June 30, 1999 were higher by $4,196,000 than the 1998 period, net cash provided by operating activities was $25,121,000, compared to $34,851,000 last year. Affecting the comparison was the difference in cash flows from changes in current assets and liabilities. This change is primarily the result of timing differences related to changes in accounts receivable and accrued taxes.

INVESTING ACTIVITIES

         Cash used by investing activities for the nine months ended June 30, 1999 was $11,948,000, compared to $18,899,000 for the first nine months of fiscal 1998. Capital expenditures in fiscal 1999 were lower due in part to delays in construction of facilities to serve a major new customer. It is expected that this project will be complete by the end of fiscal 1999. Also, new feasibility rules applicable to the Company's Washington operations have had the desired effect of discouraging marginally feasible new customer hookups or requiring marginal customers to contribute more toward the cost of new plant. Under the new rules, customers are required to contractually commit to install appliances that will utilize enough gas to make the Company's investment in plant profitable.

         Capital expenditures for fiscal 1999 are expected to be approximately $20 million, compared to the original budget of $23.5 million. The Company expects that 1999 capital expenditures will be financed approximately 75% from operating activities, and 25% from debt financing.

FINANCING ACTIVITIES

         Financing activities for the nine months ended June 30, 1999 resulted in a net cash outflow of $11,228,000 compared to $16,142,000 for the comparable period last year. During the first quarter of fiscal 1999, the Company redeemed $10 million of medium term notes, which matured in December. This redemption was funded with short-term debt. In March, the Company issued $15 million of new 7.098% medium-term notes with a 30-year maturity. Proceeds were used primarily to pay down short-term debt.


YEAR 2000 READINESS DISCLOSURE

         This Year 2000 Readiness Disclosure is based in part on information provided to the Company by outside suppliers and vendors. While the Company believes this outside information is accurate, Cascade is not the source of this information and has not independently verified the information submitted by third parties.

         Cascade is heavily reliant on computers for internal and external information processing. Computers are used extensively in the Company's system for payroll, accounts receivable, accounts payable, performing critical analysis, financial reporting and communications. To mitigate potential problems associated with the Year 2000 issue, Cascade began in 1996 to address the compliance of those computers and systems that are critical to business operations. In addressing this issue, the Company has employed a five-phase process consisting of: 1) organize and inventory all peripherals, applications, software, metering equipment, communications equipment and date-related logic systems that could be impacted; 2) assess those systems that require modification or replacement; 3) upgrade or replace non-compliant equipment and systems; 4) test and validate all mission critical systems and implement test data migration plans and procedures for large applications; and 5) place compliant systems and equipment into service.

         The Company has engaged in a process to gain commitments from major suppliers to ensure that their systems are year 2000 compliant. To date, the Company has received communications from substantially all significant suppliers and vendors. While no company can provide assurance that suppliers, vendors or customers will be compliant, Cascade has not received indication that any major third party will have a significant compliance problem that would adversely affect its ability to conduct business with Cascade. Cascade believes those statements that have been received are accurate, however the Company is not the source of this information and has not independently verified the information received.

RISKS

         The Company's comprehensive remediation strategy is being led by the Information Technology Department and reviewed by executive management and Board members. Cascade believes that by installing new hardware and software and by implementing a comprehensive contingency plan, the risk of any technical failure can be minimized and the Year 2000 issue will not pose a major disruption to its business operations.

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

STATE OF READINESS

         Management believes that substantially all mission critical systems have been identified. To date, nearly all of the Company's personal computers, embedded building and office systems, and fleet vehicles have been assessed, tested, and verified to be compliant. Corrections to internally developed software, including billing, cash receipts processing, and payroll are complete and have tested to be compliant. Third party hardware and software upgrades that remain to be upgraded and tested include telephone system upgrades for three district offices and a new SCADA system, which monitors natural gas pressure and volume on the Company's distribution system. Upgrading of the Company's telephone systems will be completed in the third calendar quarter of 1999. The new SCADA system will run parallel to the Company's existing SCADA system before full implementation in the fourth calendar quarter of 1999.

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

         In addition, the Company's capital expenditures to date to replace non-compliant vendor based systems have totaled approximately $850,000. Estimated total capital expenditures are expected to be $1.9 million. While Year 2000 compliance is the primary motivating factor for these system replacements, management anticipates other significant improvements from these systems as compared to the old systems. All costs and completion dates discussed are based on management's best estimates. Actual results may differ from expectations.

CONTINGENCY PLANNING

         The Company has given consideration to several worst-case Year 2000 scenarios and is currently reviewing contingency options, including manual alternatives to system operations. These contingency scenarios are based on short-term disruptions to gas supply, communications, and internal system failures. The Company's Year 2000 Contingency Plan, along with its Emergency Operating Procedure, addresses business processes that are critical to operations and identifies the roles of key individuals in the event of such failures. Management believes the most likely worst case scenario is that necessary program code modifications of legacy computer systems may have been overlooked. The response to such an event is the dedication of available programming staff to correct the problem. The Company reviews and updates its remediation schedule and contingency plan as needed.

LABOR NEGOTIATIONS

         The Company and the International Chemical Workers Union, which represents non-supervisory operating employees in the Company's district offices, negotiated a collective bargaining agreement which has been approved by union membership. The agreement provides for wages and benefits equivalent to a 2.5% wage increase on April 1, 1999, a 1.2% increase on April 1, 2000, and a 1.5% increase on October 1, 2000. The agreement will be effective through March 31, 2001.









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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company-issued fixed-rate debt obligations. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities. Accordingly, management believes the Company is not subject to market risk as defined in Item 305 of Regulation S-K.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Under the terms of its bank credit agreements, the Company is required to maintain a minimum net worth of $87,518,000. Under the most restrictive of these agreements, approximately $31,179,000 was available for payment of dividends as of June 30, 1999.


ITEM 5.  OTHER INFORMATION


Ratio of Earnings to Fixed Charges:

                                    Twelve Months Ended
    ---------------------------------------------------------------------------
    6/30/99      9/30/98       9/30/97      9/30/96       12/31/95     12/31/94

       2.99       2.42           2.68        2.17            2.16         2.07

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








ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

         NO.                        DESCRIPTION
         ---                        -----------
          12               Computation of Ratio of Earnings to Fixed Charges

          27               Financial Data Schedule UT

b. Reports on Form 8-K:

                No reports were filed on Form 8-K during the quarter ended June 30, 1999.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION



By:     /s/  J. D.  Wessling
     --------------------------------

                         J. D. Wessling
     Sr. Vice President Finance and Chief Financial Officer
                  (Principal Financial Officer)


Date: August 5, 1999
      --------------