Form 10-K405
period 1999-09-30
CASCADE NATURAL GAS CORP
filed 1999-12-21
CIK 18072

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999 Commission file number: 1-7196

                         CASCADE NATURAL GAS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Washington                                       91-0599090
            ----------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

      222 Fairview Avenue North                           (206) 624-3900
         Seattle, WA  98109                               --------------
         ------------------                       (Registrant's telephone number
(Address of principal executive offices)                including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on which Registered
-------------------                   -----------------------------------------
Common Stock, Par Value $1 per Share     New York Stock Exchange
Preferred Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on December 14, 1999, was $182,179,824

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Title                                      Outstanding
Common Stock, Par Value $1 per Share         11,045,095 as of December 14, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

                         CASCADE NATURAL GAS CORPORATION

      ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K
                  For the Fiscal Year Ended September 30, 1999

                                Table of Contents

Number                                                                         Page
------                                                                         ----
Part I

         Item  1 - Business                                                      3
         Item  2 - Properties                                                    7
         Item  3 - Legal Proceedings                                             8
         Item  4 - Submission of Matters to a Vote of Security Holders           8
         Executive Officers of the Registrant                                    8

Part II

         Item  5 - Market for Registrant's Common Equity and
                           Related Stockholder Matters                           9
         Item  6 - Selected Financial Data                                      10
         Item  7 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  12
         Item  7a- Quantitative and Qualitative Disclosures about Market Risk   18
         Item  8 - Financial Statements and Supplementary Data                  20
         Item  9 - Changes in and Disagreements With Accountants on
                           Accounting and Financial Disclosure                  41

Part III

         Item 10 - Directors and Executive Officers of the Registrant           41
         Item 11 - Executive Compensation                                       41
         Item 12 - Security Ownership of Certain Beneficial Owners
                           and Management                                       41
         Item 13 - Certain Relationships and Related Transactions               41

Part IV

         Item 14 - Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                  42

Signatures                                                                      43

Index to Exhibits                                                               44

PART I
ITEM 1. BUSINESS

GENERAL

         Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 81% of its gas distribution revenues are from customers in the state of Washington.

         As of September 30, 1999, the Company had approximately 177,162 core customers and 189 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 18% of gas deliveries and 70% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

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

         Cascade's gas supply contracts provide for annual review of gas prices for possible adjustment. To the extent that prices are changed for core customers, Cascade is able to pass the effect of such changes, subject to regulatory review, to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA. Effective December 1998, with respect to such gas supplies delivered to Oregon customers, 67% of the incremental change in the actual cost of gas supplies, as compared to the forecasted cost reflected in the PGA, is deferred. The remaining 33% (increase or decrease) is absorbed by the Company. This mechanism is intended to encourage the Company to seek opportunities to lower its cost of supplies and to be innovative in its management of the supply portfolio to avoid price spikes.

         Cascade has an earnings sharing mechanism with respect to its Oregon jurisdictional operations. See "Regulatory Matters" under Item 7 for a description of the mechanism.

         The Company is also subject to state regulation with respect to integrated resource planning, and its most recent update of its Integrated Resource Plan (IRP) was filed in 1999 with both the WUTC and the OPUC. The IRP shows the Company's optimum set of supply and demand side resources that minimizes costs and risk over the twenty-year planning horizon. The IRP also sets forth possible core customer growth scenarios for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage.

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

NATURAL GAS SUPPLY

         The majority of Cascade's supply of natural gas is transported via Williams Gas Pipelines - West (Williams). Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is a shipper on the Pacific Gas and Electric Gas Transmission Northwest (PG&E GT NW) system. PG&E GT NW owns and operates a gas transmission line that connects with the facilities of the Alberta Natural Gas Company, Ltd. at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California. Cascade also receives natural gas directly from Westcoast Energy, Inc. at the Canadian border near Sumas, Washington.

         Presently, baseload requirements for Cascade's core market group are provided by six major gas supply contracts with various expiration dates from 2000 through 2008 and totaling 764,830 therms per day. Approximately 90% of the gas supplied pursuant to the contracts is from Canadian sources. The remainder is domestic. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements. One with Williams extends to October 31, 2014 and provides for 165,950 therms per day and a maximum, renewable inventory of 5,973,780 therms. The second with Avista has a primary term ending April 30, 2001 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract, also with Williams, for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

         In addition to underground and LNG storage, Cascade has entered into a contract with a major industrial customer whereby the customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. Cascade then takes the customer's firm gas supply and pipeline capacity to serve its core markets. In return, Cascade reimburses the customer for the cost of its alternate fuel and pipeline capacity. Since the customer is also a distribution customer of Cascade, the supply is already being delivered to Cascade's system and is merely diverted to core customers, allowing for an even greater accommodation of late day demand spikes. Because the customer's response is dictated by contract and firm gas supply and firm pipeline capacity is involved, this type of resource is highly flexible and reliable. This peak shaving agreement, which expires in 2014, entitles Cascade to call on 150,000 therms per day up to a seasonal total of 3,000,000 therms.

         During 1999, Cascade purchased approximately 90% of its gas supplies from firm gas supply contracts and 10% from 30-day spot market contracts. In addition, 912 million therms of customer purchased supplies were transported through Cascade facilities.

         Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation. Currently core gas is purchased primarily on fixed price contracts. Management believes that this, together with use of storage volumes at a value determined at the time of injection, provides Cascade with the ability to mitigate the effects of short term, unexpected spikes in the market price of natural gas.

OREGON GAS COST ADJUSTMENTS

         Prior to December 1998, in Oregon Cascade was subject to an 80/20% sharing mechanism for changes in the commodity cost of gas supplies. If actual commodity gas prices were higher or lower than predicted in the PGA filing, 80% of the incremental change was passed through to core customers in rates while Cascade kept or absorbed the remaining 20%. Coupled with the 80/20 sharing was an Earnings Review Test. Cascade's ability to adjust rates to recover higher than predicted gas costs was limited to the extent that adjusted operating results during the relevant period exceeded rate of return ceilings calculated by the staff of the OPUC. For purposes of the test, adjustments, such as one to impute normal rather than actual weather, were made to operating results. As a consequence, limitations on gas cost recovery could be imposed even when actual earnings were lower than the OPUC staff's ceiling. Effective December 1, 1998, the Company and OPUC staff agreed to drop the Earnings Review Test and modify the sharing mechanism for commodity gas cost changes to a 67/33% split.

         Cascade's current gas supply portfolio for Oregon core customers is comprised mostly of gas supplies that have a fixed commodity price, therefore management believes that there will be little risk or opportunity for the Company under the 67/33% sharing arrangement during the coming year. For the period beginning December 1998 through September 1999, under the new arrangement, Cascade's 33% share of savings achieved totaled $116,000.

FEDERAL ENERGY REGULATORY COMMISSION (FERC) MATTERS

         Cascade is not subject to regulation by the FERC, however FERC actions can affect the amounts Cascade pays to interstate pipeline companies for interstate deliveries of natural gas supplies. Several issues are pending before FERC, or are on appeal before the U.S. Court of Appeals. The final outcome may affect prices Cascade pays. Since the policies of the WUTC and OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of pending issues will not affect net earnings.

CURTAILMENT PROCEDURES

         In previous heating seasons, cold weather has required Cascade to significantly curtail deliveries to its interruptible customers. Cascade has not curtailed any firm customers, except under force majeure conditions. Cascade's tariffs effective in Washington and Oregon allow for curtailment of interruptible services, which are provided at rates lower than for firm services. In the event of curtailment by Cascade of firm service due to force majeure, Cascade's tariffs provide that it will not be liable for damages to any customer for failure to deliver gas curtailed in accordance with the provisions of the tariffs. The tariffs provide for appropriate adjustment of the monthly charges to firm customers curtailed by reason of an insufficient supply of gas.

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

         In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements which are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 2000 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

CUSTOMERS

         Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality" below.

         Agreements with Cascade's principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on at least 30-days' notice.

         The principal industrial activities in Cascade's service area include the production of pulp, paper and converted paper products, plywood, chemical fertilizers, industrial chemicals, clay and ceramic products, refining of crude oil, producing and forming of aluminum, the processing, flash freezing and canning of many types of vegetable, fruit and fish products, processing of milk products, meat processing and the drying and curing of wood and agricultural products, and electric power generation. Electric generation customers represent a significant portion of industrial revenues. The demand for gas fired generation tends to decrease as the availability of hydroelectric generation increases.

SEASONALITY

         Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 1999, 64% of operating revenues and 89% of earnings from operations were derived from the first two quarters (October 1998 through March
1999). Because of the seasonality of space heating revenues, Cascade believes financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of gas water heaters by customers, since they are not as influenced by weather conditions.

COMPETITIVE CONDITIONS

         Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil, propane, and electricity for residential and commercial space heating, and electricity for water heating.

         Competition is primarily based on price. For residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has an advantage over electricity in the vast majority of its territory. In the remaining areas of its service territory served by public electric utilities with their own hydro power supply, Cascade is almost equal in cost with respect to electricity furnished by those utilities for space heating and water heating uses. In addition, natural gas enjoys the advantage of being the preferred energy choice by builders for new home construction.

         Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation and the restructuring of gas supply and contractual provisions with these customers have improved the Company's competitive position. Cascade has not experienced any significant loss of sales to alternate fuels to these customers during the last ten years, even though there have been periods when the residual fuel oil prices were lower than natural gas.

         In addition to multiple alternative fuels, the Company is subject to bypass. Bypass refers to actual or prospective customers who install their own facilities and connect directly to an upstream pipeline and thereby "bypass" the distribution company's service. The Company has experienced bypass but has also experienced success in offering competitive rates to reduce economic incentives to bypass. In addition, other sellers of natural gas compete to sell the natural gas commodity over the Company's pipelines to its distribution customers.

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

CAPITAL EXPENDITURES

         Capital expenditures are primarily used to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization. Capital expenditures for the five years ended September 30, 1999 totaled approximately $134.7 million, and the budget for fiscal 2000 is $23.5 million. Fiscal 1999 capital expenditures were $17.2 million, $6.6 million less than the prior year, due to improved cost controls, higher contributions by customers, the rescheduling of certain projects, and lower technology expenditures.

         The Company is currently forecasting that capital expenditures will total approximately $124 million over the next five years, reflecting expectations that customer growth will continue at a pace similar to recent experience but that spending on system reinforcement will be lower. Management performs quantitative and qualitative analyses to assure that the Company's goals and strategies are met. The overall objective is to invest limited capital to generate the highest possible returns within the shortest possible time, while assuming prudent risk, anticipating customer needs and complying with the requirements of regulators.

NON-UTILITY SUBSIDIARIES

         Cascade has four non-utility subsidiaries, only two of which are actively engaged in business at present. Cascade Land Leasing is engaged in the servicing of loans that were made to Cascade's gas customers to finance their purchases of energy-efficient appliances. The subsidiary ceased making new loans in September 1997. Beginning in November 1998, CGC Resources began serving as an entity engaged in pipeline capacity management, with the objective of mitigating gas costs for Cascade. The subsidiaries, which in the aggregate account for less than 1% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial statements.

PERSONNEL

         At September 30, 1999, Cascade had 451 employees. Of the total employees, 207 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 2001, and thereafter until terminated by either party on sixty days' notice. As of September 30, 1998, three Company executives including the president accepted an early retirement offer. The Company does not intend to replace these positions, but has instead restructured management to cover the vacated areas of responsibilities.

ITEM 2. PROPERTIES

         At September 30, 1999, Cascade's utility plant investments included approximately 4,412 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches, and 2,846 miles of service lines.

         The distribution and transmission mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

         Cascade owns at present twenty buildings used for operations, office space and warehousing in Washington and seven such buildings in Oregon. It leases an additional seven commercial offices and warehouse buildings. Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade's present and anticipated needs. All facilities are substantially utilized.

ITEM 3.  LEGAL PROCEEDINGS

         The information under "Environmental Matters" in Item 7 is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, as of December 1, 1999, are as follows:

                                                                                 Year
                                                                                 Became
Name                               Office                              Age       Officer
----------------------------------------------------------------------------------------
W. Brian Matsuyama         Chairman of the Board,
                           President and
                           Chief Executive Officer                     53        1987

Jon T. Stoltz              Senior Vice President -
                           Planning, Regulatory
                           & Consumer Affairs                          52        1981

J. D. Wessling             Senior Vice President - Finance
                           and Chief Financial Officer                 56        1995

Larry E. Anderson          Vice President -
                           Operations                                  51        1995

King C. Oberg              Vice President -
                           Gas Supply                                  58        1993

James E. Haug              Controller and Chief
                           Accounting Officer                          50        1981

Larry C. Rosok             Vice President - Human Resources
                           and Corporate Secretary                     43        1995

         None of the above officers is related by blood, marriage or adoption to any other of the above named officers. Each of the above named officers has been employed by the Company in a management capacity for at least the past five years. None of the above officers hold directorships in other public corporations. All officers serve at the pleasure of the Board of Directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

                                  Fiscal 1999                       Fiscal 1998
                                  -----------                       -----------
                 Quarter        High        Low                   High        Low
                 -------        ----        ---                   ----        ---
             December 31      $18-9/16    $16-1/8                $19         $16-1/2
             March 31          18-1/8      14-15/16               18-9/16     15-1/2
             June 30           19          14-5/8                 17-3/16     15-5/16
             September 30      18-11/16    16-9/16                16-1/2      14-5/8

         At November 24, 1999, there were approximately 7,407 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

           Quarter                     1999                   1998
           -------                     ----                   ----
         December 31                 $  0.24                $  0.24
         March 31                    $  0.24                $  0.24
         June 30                     $  0.24                $  0.24
         September 30                $  0.24                $  0.24

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands except per share data)

                                                    Year Ended     Year Ended     Year Ended   Nine Months    Year Ended
                                                      Sep 30         Sep 30         Sep 30     Ended Sep 30     Dec 31
                                                       1999           1998           1997          1996          1995
                                                  -------------  -------------  -------------  -------------  -----------
STATEMENTS OF OPERATIONS:
 Operating Revenues                                   $208,610       $189,656       $195,786       $127,665     $182,744
 Less: Gas Purchases                                   109,263         97,382        104,342         69,679      102,858
      Revenue Taxes                                     13,280         12,037         12,430          8,420       11,480
                                                  -------------  -------------  -------------  -------------  -----------
 Operating Margin                                       86,067         80,237         79,014         49,566       68,406
                                                  -------------  -------------  -------------  -------------  -----------
 Cost of Operations:
      Operating expenses                                36,313         37,310         35,670         25,058       30,818
      Depreciation and amortization                     12,841         13,470         13,416          9,362       11,733
      Property and payroll taxes                         4,574          4,420          3,989          3,181        4,051
                                                  -------------  -------------  -------------  -------------  -----------
                                                        53,728         55,200         53,075         37,601       46,602
                                                  -------------  -------------  -------------  -------------  -----------
 Earnings From Operations                               32,339         25,037         25,939         11,965       21,804
                                                  -------------  -------------  -------------  -------------  -----------
 Nonoperating Expense (Income):
      Interest                                          10,486         10,132          9,436          7,459        9,938
      Interest charged to construction                    (383)          (550)          (532)          (569)        (394)
                                                  -------------  -------------  -------------  -------------  -----------
                                                        10,103          9,582          8,904          6,890        9,544
      Amortization of debt issuance expense                603            605            612            459          606
      Other                                               (495)          (388)          (467)           (2)         (586)
                                                  -------------  -------------  -------------  -------------  -----------
                                                        10,211          9,799          9,049          7,347        9,564
                                                  -------------  -------------  -------------  -------------  -----------
 Earnings Before Income Taxes                           22,128         15,238         16,890          4,618       12,240
 Income Taxes                                            8,075          5,694          6,263          1,606        4,508
                                                  -------------  -------------  -------------  -------------  -----------
 Net Earnings                                           14,053          9,544         10,627          3,012        7,732
 Preferred Dividends                                       483            497            510            393          539
                                                  -------------  -------------  -------------  -------------  -----------
 Net Earnings Available to
     Common Shareholders                              $ 13,570       $  9,047      $  10,117       $  2,619      $ 7,193
                                                  =============  =============  =============  =============  ===========
 Net Earnings per Common Share
      (Basic and diluted)                             $   1.23       $   0.82      $    0.93       $   0.28      $  0.80

(dollars in thousands except per share data)

                                                                      At September 30                      At Dec 31
                                                   ---------------------------------------------------     ---------
                                                        1999          1998          1997          1996          1995
RETAINED EARNINGS:
     Beginning of the year                         $   3,003     $   4,553     $   4,901     $   9,297     $  10,806
     Net earnings available to
         common shareholders                          13,570         9,047        10,117         2,619         7,193
     Common dividends                                (10,603)      (10,597)      (10,465)       (7,015)       (8,702)
                                                   -----------------------     -----------------------     ---------
     End of the year                               $   5,970     $   3,003     $   4,553     $   4,901     $   9,297
                                                   -----------------------     -----------------------     ---------

CAPITAL STRUCTURE:
     Common shareholders' equity                   $ 114,395     $ 111,428     $ 111,662     $ 109,126     $  89,539
     Redeemable preferred stocks                       6,186         6,408         6,630         6,851         6,851
                                                   -----------------------     -----------------------     ---------
     Debt:
         Long-term debt                              125,000       110,650       121,150       101,850       102,100
         Notes Payable and Commercial Paper             --           6,929        12,900          --          32,000
         Current maturities of long-term debt           --          10,000          --            --            --
                                                   -----------------------     -----------------------     ---------
                                                     125,000       127,579       134,050       101,850       134,100
                                                   -----------------------     -----------------------     ---------
     Total capital                                 $ 245,581     $ 245,415     $ 252,342     $ 217,827     $ 230,490
                                                   =======================     =======================     =========

FINANCIAL RATIOS:
     Return on common shareholders' equity             11.52%         7.77%         8.75%         8.09%         8.12%
     Common stock dividend payout ratio                   78%          117%          103%          257%          120%
     Cash dividends declared per common share      $    0.96     $    0.96     $    0.96     $    0.72     $    0.96

     Fixed charge coverage (before income
         tax deduction):
         Times interest earned                          3.00          2.42          2.68          2.17          2.16
         Times interest and preferred
             dividends earned                           2.80          2.26          2.48          2.01          2.00

     Book value per year-end share
         of common stock                           $   10.33     $   10.09     $   10.18     $   10.12     $    9.79

     Capitalization Ratios at End of Year
         Common shareholders' equity                    46.6%         45.4%         44.3%         50.1%         39.6%
         Preferred stock                                 2.5%          2.6%          2.6%          3.1%          3.3%
         Long-term debt (incl. current)                 50.9%         49.2%         48.0%         46.8%         48.4%
         Short-term debt                                 0.0%          2.8%          5.1%          0.0%          8.7%
                                                   -----------------------     -----------------------     ---------
                                                       100.0%        100.0%        100.0%        100.0%        100.0%
                                                   -----------------------     -----------------------     ---------

UTILITY PLANT:
     Utility plant - end of year                   $ 453,278     $ 433,568     $ 416,365     $ 383,771     $ 362,924
     Accumulated depreciation                        177,878       167,356       160,332       147,599       138,831
                                                   -----------------------     -----------------------     ---------
     Net plant                                     $ 275,400     $ 266,212     $ 256,033     $ 236,172     $ 224,093
                                                   =======================     =======================     =========
     Capital expenditures, net
         of contributions in aid                   $  17,262     $  23,780     $  21,626     $  26,053     $  37,637
                                                   =======================     =======================     =========
     Total assets                                  $ 315,569     $ 311,511     $ 307,703     $ 296,381     $ 296,898
                                                   =======================     =======================     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the fiscal years ended September 30, 1999, 1998, and 1997.

EARNINGS PER SHARE

         Net earnings available to common shareholders were $13,570,000, or $1.23 per common share for fiscal 1999, representing a 50% improvement over the $9,047,000, or $0.82 per common share, reported for fiscal 1998. The improvement in earnings is primarily the result of higher operating margins. Reductions in operating expenses and depreciation also contributed to the improvement.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN for the fiscal years ended September 30, 1999, 1998, and 1997 are set forth in the table below:

Residential and Commercial Operating Margins
(dollars in thousands)

                                   (12 months ended September 30)
                                     1999       1998       1997
-----------------------------------------------------------------
Degree Days                           5,535      5,031      5,525
Average Number of Customers
  Residential                       150,068    142,537    134,857
  Commercial                         26,360     25,409     24,682
Average Therm Usage Per Customer
  Residential                           799        747        817
  Commercial                          4,058      3,931      4,348
Operating Margin
  Residential                      $ 35,072   $ 30,436   $ 29,725
  Commercial                       $ 21,886   $ 19,648   $ 20,523

         Fiscal 1999 operating margins from sales to residential and commercial customers were up $6,874,000, or 13.7%, compared to fiscal 1998. The primary factors contributing to this improvement were increased per-customer gas usage, increased number of customers, and a $1 per month increase in the monthly service charge paid by Washington customers.

         Approximately $2.8 million of the increase is attributable to increased consumption per customer, largely due to colder weather. Weather in fiscal 1999, as measured by heating degree-days, while approximately 2% warmer than normal, was 10% colder than fiscal 1998. Improvement of approximately $2.4 million was the result of the 5% increase in the number of customers.

         A $1 per month service charge increase added approximately $1.3 million in margin. The increase was offset by a corresponding decrease in the rates charged to industrial customers. This shift in rate responsibility was approved by the Washington Utilities & Transportation Commission (WUTC) effective August 1, 1996. The approval provided for a phased in shift of rate responsibility in three annual increments, on August 1, 1996, 1997, and 1998. The intended result was to produce no direct bottom line impact.

         1998 VERSUS 1997. Fiscal 1998 operating margins from sales to residential and commercial customers were down $164,000, or 0.3% compared to fiscal 1997. Several factors contributed to this decrease but most significant was the decline in gas consumption resulting from warm weather during the 1997 - 1998 winter heating season. Weather in fiscal 1998, as measured by heating degree days, was approximately 11% warmer than normal, and 9% warmer than the prior year. The lower gas consumption depressed margins by an estimated $4 million, or $0.23 per share, compared to 1997. Also reducing margins by approximately $700,000 was a September 1, 1997 reduction in rates which passed on to Oregon customers a part of the benefit of efficiencies and lower capital costs since Cascade's last general rate case in that state.

         Other factors substantially mitigated these decreases. The 5.3% growth in the number of customers contributed approximately $2.4 million of margin. Monthly service charges collected from customers in Washington increased $1.00 on August 1, 1997, and again on August 1, 1998. These service charge increases contributed approximately $1.4 million of margin. Offsetting the higher service charges was a reduction in rates charged to industrial and other customers, as was described above. Also affecting the comparison were more stable wholesale prices of natural gas in fiscal 1998. During the fiscal 1997 heating season, gas supply prices spiked to abnormally high levels. Regulatory provisions in Oregon require that the Company absorb a portion of such price variances. During fiscal 1998, more stable prices prevailed, and the Company was able to earn a small profit from favorable prices. The resulting difference was an approximate $900,000 margin improvement.

         INDUSTRIAL AND OTHER MARGIN in fiscal 1999 decreased $840,000, or 2.8% from fiscal 1998. Approximately $1.3 million represents the rate reduction offset for the increased residential and commercial service charges. Also in 1999, margins from the sales of spot market gas declined $519,000. Partially offsetting these decreases is approximately $800,000 in margins from 70, mostly smaller, new industrial customers and $700,000 from consumption increases by existing industrial customers.

         1998 VERSUS 1997. Margins from industrial and other customers in fiscal 1998 increased $1.4 million or 4.8% over fiscal 1997. This improvement was primarily due to greater deliveries to the Company's electric generation customers. The higher demand for gas-fired generation was driven in part by the diminished availability of hydroelectric generation, resulting from the previous winter's low snowfall in the northwest. The addition of several smaller industrial customers also contributed to the improvement in operating margins.

         Partially offsetting the margin improvements from industrial customers for both 1997 and 1998 were rate reductions equivalent to the amount derived from the higher monthly service charges to residential and commercial customers (see "Residential and Commercial Margin").

COST OF OPERATIONS

         Cost of operations, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, was $53.7 million, $55.2 million, and $53.1 million for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

         OPERATING EXPENSES for fiscal 1999, which are primarily labor and benefits expenses, decreased $997,000, or 2.7% from 1998. Improved efficiencies have resulted in the reduction of 22 personnel positions since the end of 1998. The average employee count in 1999 was 468 compared to 483 in 1998, and these reductions were achieved through normal attrition and early retirements. As a result of these staffing reductions, savings in labor expense of $946,000 were realized in 1999 compared to 1998. In addition, overtime pay decreased $137,000. These reductions were offset by $1.3 million of normal wage and salary rate increases, and incentive compensation accruals for all salaried employees.

         Additional reductions were achieved in other expense categories, including administrative, advertising, and operations.

         For fiscal 1998, operating expenses increased by $1.7 million, or 4.7%, over fiscal 1997. Labor expense was higher by $560,000, or 2.4%. Lower credits for labor and other expenses charged to construction resulted in higher operating expense of $504,000. Also included in operating expenses was a one-time charge of $369,000, recorded in the fourth quarter, for the cost of an early retirement opportunity that was accepted by three of the Company's executives, who retired as of September 30, 1998.

         DEPRECIATION AND AMORTIZATION for fiscal 1999 decreased $629,000, or 4.7% from 1998. Based on results of a depreciation study, conducted during 1998, the Company implemented lower depreciation rates effective with the fourth quarter of fiscal 1998. The annual effect of the lower rates is an approximate $2 million reduction in depreciation expense. The effect on the comparison of fiscal 1999 to 1998 is approximately $1.5 million. Incremental depreciation expense on new assets placed in service was approximately $900,000.

         For fiscal 1998, depreciation and amortization increased by $54,000 or 0.4% over fiscal 1997. Lower depreciation rates as of July 1, 1998 resulted in decreased expense by approximately $500,000, offsetting the effect of additions to depreciable utility plant.

         PROPERTY AND PAYROLL TAXES for fiscal 1999 were higher by $154,000, or 3.5% compared to fiscal 1998. Of the increase, $111,000 is related to the timing of recognition of property tax reductions in Oregon. Beginning in 1991, and resulting from a voter mandate in 1990 (Ballot Measure 5), Oregon property tax rates decreased each year for a five year period. For each of those five years, the Oregon Public Utility Commission required regulated energy utilities to measure and defer in a regulatory liability account, the effect of the resulting property tax reductions. Each year from 1994 to 1997, the Company reduced its customer rates to reflect the lower tax expense incurred, and to refund the deferred amounts to its customers. The amount refunded to customers varied each year and was set by the OPUC. Concurrent with the rate reductions, the Company recorded credits to property tax expense, which amortized the deferrals in amounts equivalent to the reduced revenue. Accordingly, there was no net effect on earnings. The amortization was completed in the first quarter of fiscal 1998.

         Property and payroll taxes in fiscal 1998 were higher by $430,000, or 10.8%, compared to fiscal 1997. The increase is primarily related to the timing of recognition of property tax reductions in Oregon as discussed in the preceding paragraph.

NONOPERATING EXPENSE (INCOME)

         Interest expense for 1999 increased by $354,000 or 3.5% from fiscal 1998. The increase was due primarily to higher long-term debt, higher average short-term debt and deferred gas cost balances. Interest charged to construction decreased $167,000 because of lower construction expenditures and lower balances in construction work in progress. Other income increased $107,000, mainly because of a gain of $174,000 on the sale of non-utility property, partially offset by reductions in interest and other income of $67,000.

         Interest expense for 1998 increased by $696,000 or 7.4% from fiscal 1997. The increase was due primarily to additional amounts of outstanding long-term debt, partially offset by lower short-term debt and lower interest accrued on deferred gas cost balances. The comparison of other non-operating income was affected by the inclusion in 1997 of a $140,000 gain on the sale of a parcel of land. Additionally, there was less interest income in fiscal 1998 because of lower outstanding appliance loan amounts.

INCOME TAXES

         The increase in the provision for federal and state income taxes is attributable to improvements in pre-tax earnings. The average effective income tax rate for 1999 is 36.5%, compared to 37.4% for 1998 and 37.1% for 1997. Increases in pretax income mitigate the effective rate impact of the differences between the statutory and effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a credit commitment of $40 million from three banks. This agreement expires in September 2000; however, the Company is currently finalizing terms for a new 5-year agreement. The Company uses the facility to meet short-term needs as well as to support a money market facility and a commercial paper facility of a similar amount. The annual commitment fee is 1/8 of one percent. The Company also has $30 million of uncommitted lines from three banks.

         A Medium-Term Note program provides longer term financing with $125 million outstanding at September 30, 1999. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

         Cash from operating activities, less cash dividends paid, provided 100% of capital expenditures in fiscal 1999. Although net earnings for fiscal 1999 were higher by $4,509,000 than for 1998, net cash provided by operating activities was $28,178,000, compared to $38,564,000 last year. Affecting the comparison was the difference in cash flows from changes in current assets and liabilities. This change is primarily the result of timing differences related to changes in accounts receivable, accounts payable, and accrued taxes.

INVESTING ACTIVITIES

         Cash used by investing activities in fiscal 1999 was $16.1 million, compared to $22.9 million in 1998. Capital expenditures in fiscal 1999 were lower due to several factors, including delays until the first quarter of fiscal 2000 in the completion of facilities to serve a major new customer and lower expenditures on distribution system reinforcement projects. Also, new feasibility rules applicable to the Company's Washington operations have had the desired effect of discouraging marginally feasible new customer hookups or requiring marginal customers to contribute more toward the cost of new plant. Under the new rules, customers are required to contractually commit to install appliances that will utilize enough gas to make the Company's investment in plant profitable.

         Budgeted capital expenditures for fiscal 2000 are approximately $23.5 million, which is expected to be financed approximately 75% from operating activities, and 25% from debt financing.

FINANCING ACTIVITIES

         Cash used for financing activities was $14.0 million in fiscal 1999, and $16.5 million in 1998. Other than the payment of dividends, the principal financing activities in 1999 involved replacement of debt. During the first quarter the Company redeemed $10 million of medium-term notes, which matured in December. This redemption was funded with short-term debt. In March, the Company issued $15 million of new 7.098% medium-term notes with a 30-year maturity. Proceeds were used primarily to pay down short-term debt. At September 30, 1999, the Company had no short-term debt.

         In the first quarter of fiscal 2000, the Company redeemed the $6 million, 7.85% cumulative preferred stock. This redemption was funded with short-term debt.

REGULATORY MATTERS

         In the first quarter of fiscal 1999, the OPUC approved the agreement that had been reached between the Company and the OPUC Staff regarding an Earnings Sharing Mechanism. Under that mechanism, first effective for calendar year 1999, Cascade shares with its Oregon customers one third of earnings that exceed a return on equity (ROE) ceiling. The ROE ceiling will be adjusted over time based upon the change in the average US Treasury 5, 7, and 10-year bond rates. Based upon current bond rates, the ROE ceiling before any sharing occurs is 12.60%. The estimated effect of this sharing arrangement for the first nine months of calendar 1999 is $204,000. The approved agreement also dropped previous limitations that allowed recovery of certain gas cost increases only if earnings, adjusted for normal weather, were below set return levels. Management believes the new mechanisms are favorable, in that they should reduce the risk of losing the benefit of efficiency gains and the risk of being unable to recover actual costs of gas.

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

         The present owner has retained an environmental consultant, which is investigating possible contamination on the property. To date the consultant has reported that it believes contamination is present. The contamination is consistent with that which might originate from a manufactured gas operation. There have been no estimates as to possible clean up costs. The consultant's initial report has been furnished to the Oregon Department of Environmental Quality (DEQ). The owner has reached an intergovernmental agreement with the DEQ with respect to further investigation and possible remediation of contamination on the property under the voluntary cleanup program.

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

         The Company retained an environmental consultant who conducted a preliminary investigation of possible contamination at the site. There is evidence of contamination at the site, and there is also evidence of an oil line across the site property owned and operated by others, which may be a contributor to the contamination. There have been no estimates as to possible clean up costs. The Company has investigated title and other government records to identify other potentially liable parties. The Company has notified the other identified parties of the contamination claims, and has requested cooperation and financial contribution.

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

         Cascade is heavily reliant on computers for internal and external information processing. The Year 2000 issue is the result of computer systems and other equipment with embedded processors that use two digits rather than four to define a year date. Problems can occur when computer applications fail to distinguish between the year 1900 and 2000. To mitigate potential problems associated with this issue, Cascade began in 1996 to address the compliance of those computers and systems that are critical to business operations. In addressing this issue, the Company employed a five-phase process: 1) organize and inventory all peripherals, applications, software, metering equipment, communications equipment and date-related logic systems that could be impacted;
2) assess those systems that require modification or replacement; 3) upgrade or replace non-compliant equipment and systems; 4) test and validate all mission critical systems and implement test data migration plans and procedures for large applications; and 5) place compliant systems and equipment into service.

         The Company has also engaged in a process to assess upstream suppliers including pipeline companies, vendors and other utilities of their compliance status. To date, the Company has received communications from substantially all significant suppliers and vendors. While no company can provide assurance that suppliers will be compliant, Cascade has not received indication that any major third party will have a compliance problem adversely affecting its ability to conduct business. Cascade believes those statements it has received are accurate, however the company is not the source of this information and has not independently verified the information. The Company continues to monitor the compliance process of external systems, suppliers and vendors.

RISKS

         Despite efforts to address all significant Year 2000 issues in advance, the company could potentially experience disruptions to some aspects of its activities or operations, including, but not limited to, delays in payments to the company from customers. Currently, Cascade has not received any indication that customers, third party suppliers or vendors will experience problems that could impact Cascade. However, there can be no guarantee that the systems of other companies with whom the Company transacts business will be timely converted.

         In the unlikely event that internal computer systems fail due to a year 2000 compliance problem, business processes that may be interrupted include: automated monitoring of gas flow and pressure; measurement of gas receipts from suppliers and deliveries to customers; processing customer invoices; payments to suppliers; financial measurement and reporting; internal and external communications; payroll processing; and other administrative functions. Management has not developed estimates of losses that may be incurred in the event of a failure of one or more of these systems.

STATE OF READINESS

         Management believes that all mission critical systems have been identified. The Company has upgraded or replaced most of its third-party financial and distribution system monitoring hardware and software and has established that these systems are now Year 2000 compliant. All of the Company's personal computers, embedded building and office systems, and fleet vehicles have also been assessed, tested, and verified to be compliant. Corrections to internally developed software, including billing, cash receipts processing, and payroll are complete and have tested to be compliant. The company's new SCADA system, which monitors natural gas pressure and volume on the Company's distribution system, was fully tested and placed into service in December 1999.

COSTS OF YEAR 2000 COMPLIANCE

         The Company has used a combination of internal and external resources to make necessary modifications to existing systems. The Company does not separately track the direct costs associated with such internal personnel, which primarily consist of salary and benefits. Costs associated with using internal resources is viewed primarily as an opportunity cost, resulting in a delay of other planned system enhancements and replacements intended to enhance operating efficiencies. Such delays are not expected to have a material adverse effect on the Company or its competitive position.

         Fiscal Year 1999, capital expenditures to replace non-compliant vendor based systems total approximately $769,000. Project-to-date expenditures total approximately $1.3 million. Estimated total capital expenditures are expected to be $1.9 million. Though Year 2000 compliance is the primary motivating factor for these system replacements, management anticipates other significant improvements from these systems as compared to the old systems.

         Although the costs and completion dates discussed above are based on management's best estimates, actual results may differ from expectations.

CONTINGENCY PLANNING

         The Company has given consideration to several worst-case Year 2000 scenarios and has developed a YEAR 2000 BUSINESS CONTINUITY AND DISTRIBUTION SYSTEM MONITORING PLAN that outlines manual monitoring and operating procedures of critical facilities. The Company's Plan will be enacted in the event there are short-term failures to purchased power, gas supplies, telecommunications, and internal computer systems. The plan addresses key operating processes and the roles of individuals in the event of such failures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 1999 and 1998, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the years ended September 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Seattle, Washington

November 5, 1999

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

(Dollars in thousands except per share data)

                                                             Year Ended September 30,
                                                 -------------------------------------------------
                                                     1999             1998              1997
                                                 -------------    --------------    --------------
Operating Revenues                                  $ 208,610         $ 189,656         $ 195,786
     Less
        Gas purchases                                 109,263            97,382           104,342
        Revenue taxes                                  13,280            12,037            12,430
                                                 -------------    --------------    --------------
Operating Margin                                       86,067            80,237            79,014
                                                 -------------    --------------    --------------
Cost of Operations
     Operating expenses                                36,313            37,310            35,670
     Depreciation and amortization                     12,841            13,470            13,416
     Property and payroll taxes                         4,574             4,420             3,989
                                                 -------------    --------------    --------------
                                                       53,728            55,200            53,075
                                                 -------------    --------------    --------------
     Earnings from operations                          32,339            25,037            25,939
                                                 -------------    --------------    --------------

Nonoperating Expense (Income)
     Interest                                          10,486            10,132             9,436
     Interest charged to construction                    (383)             (550)             (532)
                                                 -------------    --------------    --------------
                                                       10,103             9,582             8,904
     Amortization of debt issuance expense                603               605               612
     Other                                               (495)             (388)             (467)
                                                 -------------    --------------    --------------
                                                       10,211             9,799             9,049
                                                 -------------    --------------    --------------

Earnings Before Income Taxes                           22,128            15,238            16,890

Income Taxes                                            8,075             5,694             6,263
                                                 -------------    --------------    --------------
Net Earnings                                           14,053             9,544            10,627

Preferred Dividends                                       483               497               510
                                                 -------------    --------------    --------------
Net Earnings Available
     to Common Shareholders                          $ 13,570          $  9,047          $ 10,117
                                                 =============    ==============    ==============
Net Earnings Per Common
     Share (basic and diluted)                       $   1.23          $   0.82          $   0.93
                                                 =============    ==============    ==============

The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,
                                                             -------------------------------------
                                                                  1999                  1998
                                                             ---------------       ---------------
                                                                    (Dollars in thousands)
ASSETS
Utility Plant                                                    $  453,278            $  433,568
     Less accumulated depreciation                                  177,878               167,356
                                                             ---------------       ---------------
                                                                    275,400               266,212
     Construction work in progress                                    6,891                10,394
                                                             ---------------       ---------------
                                                                    282,291               276,606
                                                             ---------------       ---------------
Other Assets
     Investments in non utility property                                202                   667
     Notes receivable, less current maturities                          577                 1,006
                                                             ---------------       ---------------
                                                                        779                 1,673
                                                             ---------------       ---------------
Current Assets
     Cash and cash equivalents                                          410                 2,338
     Accounts receivable, less allowance of
         $622 and $645 for doubtful accounts                         12,468                 9,271
     Current maturities of notes receivable                             176                   329
     Materials, supplies, and inventories                             6,250                 6,213
     Prepaid expenses and other assets                                5,584                 5,122
                                                             ---------------       ---------------
                                                                     24,888                23,273
                                                             ---------------       ---------------
Deferred Charges                                                      7,611                 9,959
                                                             ---------------       ---------------
                                                                 $  315,569            $  311,511
                                                             ===============       ===============

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS, AND LIABILITIES
Common Shareholders' Equity
     Common stock, par value $1 per share
         Authorized, 15,000,000 shares; issued and
         outstanding, 11,045,095 shares                           $  11,045             $  11,045
     Additional paid-in capital                                      97,380                97,380
     Retained earnings                                                5,970                 3,003
                                                             ---------------       ---------------
                                                                    114,395               111,428
                                                             ---------------       ---------------
Redeemable Preferred Stocks, aggregate redemption
     Amount of $6,338 and $6,592                                      6,186                 6,408
                                                             ---------------       ---------------
Long-Term Debt                                                      125,000               110,650
                                                             ---------------       ---------------
Current Liabilities
     Notes payable and commercial paper                                  --                 6,929
     Current maturities of long-term debt                                --                10,000
     Accounts payable                                                 8,933                10,206
     Property, payroll, and excise taxes                              3,434                 4,570
     Dividends and interest payable                                   7,614                 7,407
     Other current liabilities                                        4,527                 3,681
                                                             ---------------       ---------------
                                                                     24,508                42,793
                                                             ---------------       ---------------
Deferred Credits and Other
     Gas cost changes                                                12,210                10,330
     Income taxes                                                    19,405                17,598
     Investment tax credits                                           2,302                 2,523
     Other                                                           11,563                 9,781
                                                             ---------------       ---------------
                                                                     45,480                40,232
                                                             ---------------       ---------------
Commitments and Contingencies (Note 12)                                  --                    --
                                                             ---------------       ---------------
                                                                 $  315,569            $  311,511
                                                             ===============       ===============

The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(Dollars in thousands except per share data)                   Common Stock
                                                        ---------------------------    Paid-In    Retained
                                                           Shares       Par Value      Capital    Earnings
                                                        -------------  ------------  ------------ ----------
Balance, September 30, 1996                               10,786,585     $  10,787      $ 93,438    $ 4,901
     Common stock issued:
          Additional costs of 1996 public offering                                           (34)
          Employee savings plan and
             retirement trust (401(k))                        51,834            52           794
          Director stock award plan                            3,688             4            54
          Dividend reinvestment plan                         124,625           124         1,887
     Redemption of preferred stock                                                             3
     Cash dividends:
          Common stock, $.96 per share                                                              (10,465)
          Preferred stock, senior, $.55 per share                                                       (39)
          7.85% cumulative preferred stock,
             $7.85 per share                                                                           (471)
     Net earnings                                                                                    10,627
                                                        -------------  ------------  ------------ ----------
Balance, September 30, 1997                               10,966,732        10,967        96,142      4,553
     Common stock issued:
          Employee savings plan and
             retirement trust (401(k))                        25,446            25           404
          Dividend reinvestment plan                          52,917            53           834
     Cash dividends:
          Common stock, $.96 per share                                                              (10,597)
          Preferred stock, senior, $.55 per share                                                       (26)
          7.85% cumulative preferred stock,
             $7.85 per share                                                                           (471)
     Net earnings                                                                                     9,544
                                                        -------------  ------------  ------------ ----------
Balance, September 30, 1998                               11,045,095        11,045        97,380      3,003
     Cash dividends:
          Common stock, $.96 per share                                                              (10,603)
          Preferred stock, senior, $.55 per share                                                       (12)
          7.85% cumulative preferred stock,
             $7.85 per share                                                                           (471)
     Net earnings                                                                                    14,053
                                                        -------------  ------------  ------------ ----------
Balance, September 30, 1999                               11,045,095     $  11,045      $ 97,380    $ 5,970
                                                        =============  ============  ============ ==========

The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                   Year Ended September 30,
                                                         --------------------------------------------
                                                              1999            1998            1997
                                                         ------------    -----------      -----------
Operating Activities
   Net earnings                                             $ 14,053       $  9,544         $ 10,627
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                            12,841         13,470           13,416
     Deferrals of gas cost changes                               818          4,463          (12,815)
     Amortization of gas cost changes                          1,062           (424)          (2,473)
     Other deferrals and amortizations                         2,359          1,802            1,860
     Deferred income taxes and tax credits - net               2,373          1,568             (522)
     Other                                                      (174)            --               --
     Change in current assets and liabilities                 (5,154)         8,141          (10,047)
                                                         ------------    -----------      -----------
   Net cash provided by operating activities                  28,178         38,564               46
                                                         ------------    -----------      -----------
Investing Activities
   Capital expenditures                                      (19,942)       (25,611)         (29,166)
   Customer contributions in aid of construction               2,680          1,831            7,540
   Other                                                       1,155            862              460
                                                         ------------    -----------      -----------
   Net cash used by investing activities                     (16,107)       (22,918)         (21,166)
                                                         ------------    -----------      -----------

Financing Activities
   Issuance of common stock                                       --            754            1,747
   Redemption of preferred stock                                (222)          (222)            (216)
   Proceeds from long-term debt, net                          14,888             --           19,850
   Repayment of long-term debt                               (10,650)          (500)            (700)
   Changes in notes payable and commercial paper, net         (6,929)        (5,971)          12,900
   Dividends paid                                            (11,086)       (10,531)          (9,842)
                                                         ------------    -----------      -----------
   Net cash provided (used) by financing activities          (13,999)       (16,470)          23,739
                                                         ------------    -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (1,928)          (824)           2,619

Cash and Cash Equivalents
   Beginning of year                                           2,338          3,162              543
                                                         ------------    -----------      -----------
   End of year                                              $    410       $  2,338         $  3,162
                                                         ============    ===========      ===========

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

Cascade Natural Gas Corporation (the Company) is a local distribution company
(LDC) engaged in the distribution of natural gas. The Company's service territory consists of towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho border in eastern Oregon.

As of September 30, 1999, the Company had approximately 177,162 core customers and 189 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 18% of gas deliveries and 70% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is generally derived only from this distribution service. The principal industrial activities of its customers include the generation of electricity, processing of forest products, production of chemicals, refining of crude oil, production of aluminum, and processing of food.

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

Utility plant: Utility plant is stated at the historical cost of construction or purchase. These costs include payroll-related costs such as taxes and other employee benefits, general and administrative costs, and the estimated cost of funds used during construction. Maintenance and repairs of property, and replacements and renewals of items deemed to be less than units of property, are charged to operations. Units of utility plant retired or replaced are credited to property accounts at cost. Such amounts plus removal cost, less salvage, are charged to accumulated depreciation. In the case of a sale of non-depreciable property or major operating units, the resulting gain or loss on the sale is included in other income or expense. Depreciation of utility plant is computed using the straight-line method. During 1998, the Company conducted a depreciation study resulting in a change in depreciation lives effective July 1, 1998. The new asset lives used for computing depreciation range from six to seventy years, and the weighted average annual depreciation rate decreased from approximately 3.5% to 3.0%. Based on depreciable assets at the time of the study, the annual effect of this change on depreciation expense is approximately $2 million.

Investments in non utility property: This consists primarily of real estate, carried at the lower of cost or estimated net realizable value.

Notes receivable: Notes receivable includes loans made to customers for the purchase of energy efficient appliances, which are generally the security for the loan. The loans have terms ranging from one to ten years at interest rates varying from 6.5% to 12%.

Materials, supplies and inventories: Materials and supplies for construction, operations, and maintenance are recorded at cost. Inventories of natural gas are stated at the lower of average cost or market.

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

Regulatory assets (liabilities) at September 30, 1999 and 1998 include the following:

(dollars in thousands)             1999             1998
-----------------------------------------------------------
Unamortized loss on
   reacquired debt                $  4,497        $  5,027
Gas cost changes                   (12,210)        (10,330)
Deferred income taxes               (4,247)         (3,457)
Postretirement benefits
    other than pensions              2,436           3,186
Other, net                            (316)            852
                               ------------     -----------
Net                               $ (9,840)       $ (4,722)
                               ------------     -----------

Revenue recognition: The Company accrues estimated revenues for gas delivered but not billed to residential and commercial customers from the meter reading dates to the end of the accounting period.

Leases: The Company leases mainframe computer equipment and a majority of its vehicle fleet. These leases are classified as operating leases. The Company's primary obligation under these leases is for a twelve-month period, with options to extend the lease thereafter. Commitments beyond one year are not material. The Company has no capital leases.

Federal income taxes: The Company normalizes temporary differences between book income and taxable income, with the exception of depreciation differences on assets placed in service prior to 1981, consistent with the policies of the WUTC and OPUC. Deferred income taxes are determined according to the provisions of Statement of Financial Accounting Standards No. 109.

Investment tax credits: Investment tax credits were deferred and are amortized over the remaining life of the property giving rise to the credit.

Cash and cash equivalents: For purposes of reporting cash flows, the Company accounts for all liquid investments, with a purchased maturity of three months or less, as cash equivalents. The following provides additional information with respect to the Consolidated Statement of Cash Flows:

(Dollars in thousands)                                             1999       1998        1997
-------------------------------------------------------------------------------------------------
Changes in current assets and current liabilities:
      Accounts receivable                                       $ (3,196)   $ 2,596    $    (221)
      Income taxes                                                  (165)     2,261        1,183
      Inventories                                                    (38)      (326)          45
      Prepaid expenses and other assets                             (259)       (4)       (2,858)
      Accounts payable and accrued expenses                       (1,394)     3,782       (8,115)
      Other                                                         (102)      (168)         (81)
                                                               ----------  ---------  -----------
      Net change in current assets and current liabilities      $ (5,154)   $ 8,141    $ (10,047)
                                                               ----------  ---------  -----------
Cash payments:
      Interest (net of amounts capitalized)                     $  9,136    $ 8,303    $   7,938
      Income taxes                                              $  5,863    $ 1,876    $   5,606

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

Stock-Based Compensation: Compensation cost for stock options is measured as the excess of the market price of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" rather than using the fair-value-based method prescribed under FAS No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure requirements of FAS No. 123. See Note 6 for more information about the Company's stock-based compensation plan.

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

FAS No. 131, entitled "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires public enterprises to report financial and descriptive information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as operating as a single segment, that of a local distribution company (LDC) in the Pacific Northwest. Therefore the adoption of this standard has not changed the Company's financial reporting.

FAS No. 132, entitled "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS," modifies the disclosure requirements for pensions and other postretirement benefits, but does not affect the measurement of such benefits. These disclosure modifications are included in Note 10.

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

The Company is currently evaluating the effects of this standard on its financial reporting. This evaluation is not complete, but the Company believes that some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133. The Company also believes that, because of rate regulation, derivative assets and liabilities would be offset by regulatory assets and regulatory liabilities, and therefore the earnings effect of application of this standard would not be material.

SOP 98-1. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". Application of this SOP is required for financial statements for fiscal years beginning after December 15, 1998, and was adopted by the Company effective October 1, 1999. The SOP establishes criteria for accounting for costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external cost incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements would be expensed under the provisions of SOP 98-1. The materiality of this change is dependent upon the magnitude of the costs and the nature and complexity of specific software development or acquisition projects incurred in any period. Based on projects planned for fiscal 2000, management does not expect the application of this standard to have a material effect on results of operations or financial reporting.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

                                                            1999         1998        1997
                                                       --------------------------------------
                                                        (in thousands except per share data)
Net earnings                                             $  14,053     $  9,544    $ 10,627
Less: Preferred dividends                                      483          497         510
                                                       --------------------------------------
Net earnings available to common shareholders            $  13,570     $  9,047    $ 10,117
                                                       --------------------------------------
Weighted average shares outstanding                         11,045       11,000      10,842
Plus: Issued on assumed exercise of stock options                1           --          --
                                                       --------------------------------------
Weighted average shares outstanding assuming
   dilution                                                 11,046       11,000      10,842
                                                       --------------------------------------
Basic and diluted earnings per common share              $    1.23     $   0.82    $   0.93
                                                       --------------------------------------

The only dilutive securities are the stock options described in Note 5.

NOTE 4 - UTILITY PLANT

Utility plant at September 30, 1999 and 1998 consists of the following components:

(dollars in thousands)              1999            1998
------------------------------------------------------------
Distribution plant               $ 401,826       $ 381,524
Transmission plant                  14,086          14,086
Production plant                     1,053           1,053
General plant                       32,104          32,863
Intangible plant                       212             212
Nondepreciable plant                 3,997           3,830
                               ------------    ------------
                                 $ 453,278       $ 433,568
                               ------------    ------------

NOTE 5 - COMMON STOCK

At September 30, 1999, shares of common stock are reserved for issuance as follows:

                                            Number
                                          of shares
-------------------------------------------------------
Employee Savings Plan and
   Retirement Trust (401(k) plan)             119,765
Dividend Reinvestment Plan                     51,338
Director Stock Award Plan                       4,112
Stock Incentive Plan                          150,000
                                        --------------
                                              325,215
                                        --------------

The price of shares issued to the above plans is determined by the market price of shares on the day of, or immediately preceding the issuance date. The Company's practice is to purchase shares on the open market for these plans rather than issue new shares.

During the quarter ended March 31, 1999, the Company awarded officers, under the 1998 Stock Incentive Plan, grants to purchase 38,000 shares of Cascade common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock options granted at 100% of fair market value are not recognized as compensation expense. A portion of the options become exercisable one year after the grant date, and the options are fully exercisable three years after the grant date.

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

NOTE 6 - STOCK COMPENSATION PLAN

At its annual meeting January 27, 1999, the Company adopted, and shareholders approved an incentive compensation plan, the 1998 STOCK INCENTIVE PLAN (the
Plan), under which officers and other key management employees may be granted options to purchase stock. During the second fiscal quarter, the Company awarded grants to purchase 38,000 shares at an exercise price of $16.50. The grants vest 1/3 per year over three years, and expire five years after the grant date. At September 30, 1999, no options were exercisable.

The weighted average fair value of options granted during the year are estimated at $2.43. The fair value was estimated at the date of the grants using a Black-Scholes option pricing model using the following assumptions: dividend yield of 4.52%, expected volatility of 21%, risk-free interest rate of 4.60%, and an expected life of 4 years.

The Company accounts for stock-based compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. The exercise price of $16.50 per share was equal to the market price at the grant date, therefore no compensation expense has been recorded in connection with the Plan. Under FAS No. 123, "Accounting for Stock-Based Compensation," compensation expense is determined based on the fair value of the award and is recognized over the vesting period. Had compensation expense been determined in accordance with FAS 123, the Company's net earnings would have been reduced from the reported amount of $14,053,000 to the pro forma amount of $14,033,000. Net earnings per common share (basic and diluted) would have been $1.23, the same as reported.

NOTE 7 - REDEEMABLE PREFERRED STOCKS

Redeemable preferred stock at September 30, 1999 and 1998 consists of the following:

(dollars in thousands)                             1999                      1998
------------------------------------------------------------------------------------------
                                            Shares      Amount        Shares      Amount
7.85% cumulative, $1.00 par value           60,000     $ 6,000         60,000    $ 6,000
$.55 cumulative senior, series B
   and C, without par value                 21,750         186         46,750        408
                                        -----------------------   -----------------------
                                            81,750     $ 6,186        106,750    $ 6,408
                                        -----------------------   -----------------------

Preferred stockholders have preference over common stockholders in dividends and liquidation rights. The 7.85% cumulative preferred stock was redeemed on November 1, 1999. The $.55 cumulative senior preferred stock is subject to minimum annual redemption requirements, with Series C being fully redeemed in fiscal 2001. The Series B shares were fully redeemed during fiscal 1999. The Series C shares may be purchased on the open market, or redeemed at $10 per share plus accrued dividends. Redemption in excess of the required number of shares of preferred stock can be made only if all cumulative dividends on preferred stock have been paid. The aggregate annual preferred stock redemption requirements are $6,145,000 in fiscal 2000, $73,000 in fiscal 2001, and none thereafter.

NOTE 8 - NOTES PAYABLE AND COMMERCIAL PAPER

The Company's short-term borrowing needs are met with a $40,000,000 revolving credit agreement with three of its banks. This agreement expires in September 2000. The annual commitment fee is 1/8 of 1% and the committed lines of credit also support a money market facility and a commercial paper facility of a similar amount. The Company also has $30,000,000 of uncommitted lines from three banks.

                                                                  September 30
(dollars in thousands)                                  1999           1998          1997
-------------------------------------------------------------------------------------------
Amount outstanding                                    $    --        $ 6,929        $12,900
Average daily balance outstanding                       8,122          6,201         13,666
Average interest rate, excluding commitment fee          5.44%          5.83%          5.94%
Maximum month end amount outstanding                   23,713         13,260         21,650

Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $25,472,000 is available for payment of dividends as of September 30, 1999.

NOTE 9 - LONG-TERM DEBT

Long-term debt at September 30, 1999 and 1998 consists of the following:

(dollars in thousands)                 1999            1998
---------------------------------------------------------------
6.53% Five Year Term Note
       due Dec. 2000                $      --        $     650

Medium-term notes:
       7.18% due Oct. 2004              4,000            4,000
       7.32% due Aug. 2004             22,000           22,000
       8.38% due Jan. 2005              5,000            5,000
       8.35% due Jul. 2005              5,000            5,000
       8.50% due Oct. 2006              8,000            8,000
       8.06% due Sep. 2012             14,000           14,000
       8.10% due Oct. 2012              5,000            5,000
       8.11% due Oct. 2012              3,000            3,000
       7.95% due Feb. 2013              4,000            4,000
       8.01% due Feb. 2013             10,000           10,000
       7.95% due Feb. 2013             10,000           10,000
       7.48% due Sep. 2027             20,000           20,000
       7.098% due Mar. 2029            15,000               --
                                  ------------    -------------
       Total long-term debt         $ 125,000        $ 110,650
                                  ------------    -------------

Current maturities of medium-term notes:
       5.77% due Dec. 1998          $      --        $   5,000
       5.78% due Dec. 1998                 --            5,000
                                  ------------    -------------
                                    $      --        $  10,000
                                  ------------    -------------

None of the long-term debt includes sinking fund requirements. The $650,000, 6.53% five year term note was paid off in February 1999. Annual obligations for redemption of long-term debt are as follows: None in fiscal years 2000 through 2003 and $22,000,000 in fiscal year 2004, and $103,000,000 thereafter.

NOTE 10 - INCOME TAXES

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

(dollars in thousands)                1999               1998               1997
------------------------------------------------------------------------------------
Current tax expense                   $5,702             $4,126             $6,785
Deferred tax expense                   2,594              1,809               (256)
Amortization of deferred
   investment tax credits               (221)              (241)              (266)
                                  -----------        -----------        -----------
                                      $8,075             $5,694             $6,263
                                  -----------        -----------        -----------

A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

(dollars in thousands)                                  1999            1998            1997
------------------------------------------------------------------------------------------------
Statutory federal income tax rate                           35%             35%             35%
Income tax calculated at statutory federal rate         $ 7,745         $ 5,333         $ 5,911
Increase (decrease) resulting from:
      State income tax, net of federal tax benefit          177             117             122
      Non-normalized depreciation differences               374             345             380
      Amortization of investment tax credits               (221)           (241)           (266)
      Other                                                   0             140             116
                                                      ----------      ----------     -----------
                                                        $ 8,075         $ 5,694         $ 6,263
                                                      ----------      ----------     -----------
Effective tax rate                                         36.5%           37.4%           37.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability at September 30, 1999 and 1998 are as follows:

(dollars in thousands)                           1999            1998
-------------------------------------------------------------------------
Deferred tax liabilities:
     Basis differences on net fixed assets        $17,484        $16,096
     Debt refinancing costs                         1,610          1,797
     Retirement benefit obligations                 1,092          1,005
                                              ------------    -----------
                                                   20,186         18,898
                                              ------------    -----------
Deferred tax assets:
     Valuation reserves                                --            470
     Retirement benefit obligations                   439            531
     Provision for doubtful accounts                  266            255
     Other                                             76             44
                                              ------------    -----------
                                                      781          1,300
                                              ------------    -----------
Net deferred tax liability                        $19,405        $17,598
                                              ------------    -----------

NOTE 11 - RETIREMENT PLANS

The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is to fund the plan by contributing an amount equal to the actuarially determined normal cost plus ten-year amortization payments towards the unfunded actuarial liability, subject to the limits on deductible contributions. The Company also provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs on a stepped basis, with full vesting upon the executive reaching age 55 and completing either five years of participation under the plan or seventeen years of employment with the company, upon death, or upon a change in control. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits are equal to 70% of the executive's highest salary during any of the five years preceding retirement. The plan also provides a death benefit equivalent to ten years of vested benefits. The Company funds the plan by making contributions to a trust sufficient to assure assets held by the trust always exceed the accumulated benefit obligation for benefits payable by the plan.

The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company's policy is to fund the plan to the extent allowable under Internal Revenue Service rules. The following tables set forth the pension and health care plan disclosures.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                               Pension Benefits                  Other Benefits
                                            1999      1998      1997        1999      1998      1997
                                         -----------------------------   -----------------------------
Service cost                              $ 1,784   $ 1,584   $ 1,367      $  434    $  394    $  369
Interest cost                               2,838     2,617     2,398       1,316     1,201     1,211
Expected return on plan assets             (3,346)   (2,861)   (2,288)       (699)     (691)     (495)
Amortization of transition obligation         106       106       106         657       657       657
Amortization of prior service cost            424       378       352          --        --        --
Recognized net actuarial loss / (gain)         41        76        34        (341)     (371)      (99)
Special termination benefit                   210       369        --          --        --        --
                                         -----------------------------   -----------------------------
Net periodic benefit cost                 $ 2,057   $ 2,269   $ 1,969      $1,367    $1,190    $1,643
                                         -----------------------------   -----------------------------

                                                           Pension Benefits                Other Benefits
(dollars in thousands)                                     1999       1998                1999       1998
-------------------------------------------------------------------------------        -----------------------
CHANGE IN BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year        $ 39,745    $ 34,212           $ 18,084    $ 17,495
Service cost                                                1,784       1,584                434         394
Interest cost                                               2,839       2,617              1,316       1,201
Plan participants' contributions                               --          --                 21          17
Amendments                                                    592          --                 --          --
Termination benefits                                          210         369                 --          --
Benefits paid                                              (1,911)     (1,256)              (857)       (683)
Changes in assumptions                                     (2,673)      3,028                 --          --
Actuarial (gain)/loss                                         301        (809)              (718)       (340)
                                                       -----------------------        -----------------------
Projected benefit obligation at end of year              $ 40,887    $ 39,745           $ 18,280    $ 18,084
                                                       -----------------------        -----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           $ 36,254    $ 34,046           $  7,966    $  7,741
Actual return on plan assets                                4,646          24                838          (5)
Employer contributions                                      2,865       3,440              1,173         580
Plan participants' contributions                               --          --                 21          17
Benefits Paid                                              (1,911)     (1,256)              (484)       (367)
                                                       -----------------------        -----------------------
Fair value of plan assets at end of year                 $ 41,854    $ 36,254           $  9,514    $  7,966
                                                       -----------------------        -----------------------

Funded Status                                            $    967    $ (3,491)          $ (8,766)   $(10,118)
Unrecognized prior service cost                             2,965       2,798                 --          --
Unrecognized net (gain)/loss                                  183       3,896             (1,798)     (1,282)
Unrecognized transition obligation                            729         834              8,705       9,362
                                                       -----------------------        -----------------------
Net amount recognized in Consolidated Statements         $  4,844    $  4,037           $ (1,859)   $ (2,038)
                                                       -----------------------        -----------------------

      WEIGHTED AVERAGE ASSUMPTIONS                         1999         1998
                                                      -------------------------
      Discount rate                                        7.75%        7.25%
      Average compensation increase                        5.00%        5.00%
      Expected rate of return on plan assets
            Pension plan                                   9.00%        9.00%
            Supplemental executive retirement plan         8.50%        8.50%
            Postretirement medical benefit plan            8.75%        8.75%

HEALTH CARE COST TREND

The assumed health care cost trend rate used in measuring the APBO is 8.5% for 2000, trending down to 5.5% at 2005. A one percent change in the assumed health care cost trend rate would have the following effects as of September 30, 1999:

                                                        One Percentage Point
                                                      ------------------------
                                                      Increase        Decrease
                                                      --------        --------
                                                            (thousands)
Effect on service and interest cost                    $   322        $   (259)
Effect on postretirement benefit obligation            $ 2,725        $ (2,248)

An amendment to the pension plan, effective April 1, 1999, increased the projected benefit obligation for union employees represented by the collective bargaining agreement of the International Chemical Workers Union. The amendment enhances benefits received by these employees.

The special termination benefit for the supplemental retirement plan represents the recognition of the increase in the projected benefit obligation for three executives who elected to accept early retirement benefits effective September 30, 1998. The special termination benefit for the retirement plan represents the recognition of the increase in the projected benefit obligation for five employees that retired in December 1998 and January 1999.

The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company will match each employee's contribution at a rate of 75% of the employee's contribution up to 6% of the employee's compensation, as defined. The Company recognized costs for contributions to this plan of $810,000, $769,000, and $703,000, for 1999, 1998 and 1997, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Gas Service Contracts

The Company has entered into various long-term contracts for natural gas supply, transportation, storage, and peaking services. These contracts assure that adequate supplies of gas will be available to provide firm service to core customers and to meet obligations under long-term non-core customer agreements, and to assure that adequate capacity is available on interstate pipelines for the delivery of these supplies. These contracts have maturities ranging up to 25 years, and generally provide for monthly and annual fixed demand charges and minimum purchase obligations.

The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change:

                                        Interstate        Storage
  Fiscal Year Ending      Firm Gas       Pipeline       and Peaking
     September 30          Supply       Transportation    Service         Total
-----------------------------------------------------------------------------------
                                           (dollars in thousands)
       2000               $ 24,756       $  25,904        $ 3,123        $53,783
       2001                 18,719          25,904          3,123         47,746
       2002                 18,595          25,767          2,735         47,097
       2003                 18,595          25,767          2,735         47,097
       2004                 18,595          25,767          2,735         47,097
    Thereafter              15,265         265,233         27,352        307,850
                      -------------  --------------   ------------   ------------
                         $ 114,525       $ 394,342        $41,803       $550,670
                      -------------  --------------   ------------   ------------

Purchases under these contracts for fiscal 1999, 1998, and 1997, including commodity purchases, as well as demand charges have been as follows:

                                            Interstate         Storage
                              Firm Gas       Pipeline        and Peaking
(dollars in thousands)         Supply      Transportation      Service         Total
------------------------------------------------------------------------------------------
1999                          $ 60,231        $ 30,224         $ 3,786       $  94,241
1998                          $ 47,102        $ 28,901         $ 4,830       $  80,833
1997                          $ 67,329        $ 30,547         $ 4,626       $ 102,502

Environmental Matters

There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade. There is currently not enough information available to estimate the potential liability associated with these claims.

The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there has been no estimate of clean up costs. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement. Through the end of the fiscal year the amounts spent, primarily on investigation and containment, has been immaterial.

The second claim was received in 1997, and relates to a site in Washington. An investigation has determined there is evidence of contamination at the site, but there is also evidence of an oil line, operated by an unrelated party, crossing the property, which may have also contributed to the contamination. There is no estimate of possible clean up costs.

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

Technology Risk

Like most entities that are heavily reliant on business application computer software, the Company is affected by the fact that some of its computer systems are not year 2000 compliant. The Company has completed its corrections to non-compliant systems, implemented these corrections, and continues testing of these systems. Primarily Company personnel performed the modifications to existing systems. The expense for these modifications is charged as incurred.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 1999 and 1998, of financial instruments whose values are sensitive to market conditions are set forth in the following table:

                                          1999                         1998
                                 ------------------------     -------------------------
                                 Carrying       Estimated     Carrying      Estimated
(dollars in thousands)            Amount       Fair Value      Amount       Fair Value
---------------------------------------------------------------------------------------
Redeemable Preferred Stock       $   6,186      $   6,270     $   6,408      $   6,525
 Long-term Debt                  $ 125,000      $ 144,893     $ 120,650      $ 142,517

NOTE 14 - INTERIM RESULTS OF OPERATIONS (UNAUDITED)


(thousands except                                    Quarter Ended
  per share data)                      9/30/99     6/30/99    3/31/99   12/31/98
---------------------------------------------------------------------------------
 Operating revenues                    $31,706     $42,869    $71,118    $62,917
 Gas costs and revenue taxes            19,288      25,577     41,923     35,755
                                     ---------- ---------------------- ----------
 Operating margin                       12,418      17,292     29,195     27,162
 Cost of operations                     12,712      13,501     13,791     13,724
                                     ---------- ---------------------- ----------
 Earnings (loss) from operations          (294)      3,791     15,404     13,438
 Interest and other, net                 2,528       2,477      2,584      2,622
                                     ---------- ---------------------- ----------
 Earnings (loss) before income taxes    (2,822)      1,314     12,820     10,816
 Income taxes                           (1,291)        503      4,801      4,062
                                     ---------- ---------------------- ----------
 Net earnings (loss)                    (1,531)        811      8,019      6,754
 Preferred dividends                       120         121        119        123
                                     ---------- ---------------------- ----------
 Net earnings (loss) available
   to Common Shareholders              $(1,651)    $   690    $ 7,900    $ 6,631
                                     ---------- ---------------------- ----------
 Net earnings (loss) per common
   share - basic and diluted           $ (0.15)    $  0.06    $  0.72    $  0.60
                                     ---------- ---------------------- ----------



(thousands except                                    Quarter Ended
  per share data)                      9/30/98     6/30/98    3/31/98  12/31/97
--------------------------------------------------------------------------------
 Operating revenues                     $26,129    $36,995    $65,548   $60,984
 Gas costs and revenue taxes             13,850     21,527     38,601    35,441
                                     ----------- -------------------------------
 Operating margin                        12,279     15,468     26,947    25,543
 Cost of operations                      12,781     14,101     14,346    13,972
                                     ----------- -------------------------------
 Earnings (loss) from operations           (502)     1,367     12,601    11,571
 Interest and other, net                  2,500      2,400      2,415     2,484
                                     ----------- -------------------------------
 Earnings (loss) before income taxes     (3,002)    (1,033)    10,186     9,087
 Income taxes                            (1,158)      (370)     3,817     3,405
                                     ----------- -------------------------------
 Net earnings (loss)                     (1,844)      (663)     6,369     5,682
 Preferred dividends                        124        124        124       125
                                     ----------- -------------------------------
 Net earnings (loss) available
   to Common Shareholders               $(1,968)   $  (787)   $ 6,245   $ 5,557
                                     ----------- -------------------------------
 Net earnings (loss) per common
   share - basic and diluted            $ (0.18)   $ (0.07)   $  0.57   $  0.51
                                     ----------- -------------------------------

INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENT SCHEDULE

Cascade Natural Gas Corporation and subsidiaries
Seattle, Washington

We have audited the consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 1999 and 1998, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the years ended September 30, 1999, 1998, and 1997, and have issued our report thereon dated November 5, 1999; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Cascade Natural Gas Corporation, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

Deloitte & Touche LLP

Seattle, Washington
November 5, 1999

                                                                     SCHEDULE II

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)


              Column A                  Column B                   Column C                  Column D          Column E
                                                       ---------------------------------
                                                                  Additions
                                                       ---------------------------------
                                       Balance at        Charged to        Charged to                         Balance at
                                       Beginning         Costs and           Other          Deductions          End of
            Description                of Period          Expenses          Accounts          (Note)            Period
--------------------------------    -----------------  ---------------   ---------------  ----------------  ---------------
Allowance for Doubtful Accounts:

  Year ended:

     September 30, 1997                   $  439              507                                 417           $  529

     September 30, 1998                   $  529              585                                 469           $  645

     September 30, 1999                   $  645              686                                 709           $  622




Valuation Reserve - Notes Receivable

     September 30, 1997                   $1,537              183                                               $1,720

     September 30, 1998                   $1,720              118                                               $1,838

     September 30, 1999                   $1,838                                                1,838           $    0


     Note: Accounts written off, net of recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 and 5 of the Proxy Statement sent to shareholders for the 2000 Annual Meeting (the 2000 Proxy Statement), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          Reference is made to the information regarding executive compensation set forth in the 2000 Proxy Statement under "Executive Compensation" on pages 7 and 8, "Retirement Plan" on page 9, "Executive Supplemental Retirement Income Plan" on pages 9 and 10, "Employment Agreements" on page 10, "Supplemental Benefit Trust" on page 10, "Director Compensation" on page 11, and under "Compensation Committee Interlocks and Insider Participation" on page 11, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 2000 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 11 of the 2000 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (Included in Part II of this report):

         Independent Auditors' Report
         Consolidated Statements of Net Earnings Available to Common
           Shareholders for the Years Ended September 30, 1999, 1998, and 1997 Consolidated Balance Sheets, September 30, 1999 and 1998
         Consolidated Statements of Common Shareholders' Equity for the Years
           Ended September 30, 1999, 1998, and 1997
         Consolidated Statements of Cash Flows for the Years Ended September 30,
           1999, 1998, and 1997
         Notes to Consolidated Financial Statements

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

                                   CASCADE NATURAL GAS CORPORATION

     December 20, 1999             By  /s/ J. D. Wessling
  -----------------------          -------------------------------------------
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

                                           Chairman of the Board,
                                           President and Chief Executive
    /s/ W. Brian Matsuyama                 Officer and Director                  December 20, 1999
    ------------------------               (Principal Executive Officer)         -----------------
        W. Brian Matsuyama                                                              Date

                                           Sr. Vice President - Finance,
    /s/ J. D. Wessling                     Chief Financial Officer               December 20, 1999
    -------------------------              (Principal Financial Officer)         -----------------
        J. D. Wessling                                                                  Date

                                           Controller and Chief
    /s/ James E. Haug                      Accounting Officer                    December 20, 1999
    -------------------------              (Principal Accounting Officer)        -----------------
        James E. Haug                                                                   Date

    /s/ Melvin C. Clapp                    Director                              December 20, 1999
    -------------------------                                                    -----------------
        Melvin C. Clapp                                                                 Date

    /s/ Thomas E. Cronin                   Director                              December 20, 1999
    -------------------------                                                    -----------------
        Thomas E. Cronin                                                                Date

    /s/ David A. Ederer                    Director                              December 20, 1999
    -------------------------                                                    -----------------
        David A. Ederer                                                                 Date

    /s/ Howard L. Hubbard                  Director                              December 20, 1999
    -------------------------                                                    -----------------
        Howard L. Hubbard                                                               Date

    /s/ Larry L. Pinnt                     Director                              December 20, 1999
    -------------------------                                                    -----------------
        Larry L. Pinnt                                                                  Date

    /s/ Brooks G. Ragen                    Director                              December 20, 1999
    -------------------------                                                    -----------------
        Brooks G. Ragen                                                                 Date

    /s/ Mary A. Williams                   Director                              December 20, 1999
    -------------------------                                                    -----------------
        Mary A. Williams                                                                Date


         INDEX TO EXHIBITS

EXHIBIT
NO.                                                  DESCRIPTION


3.1 Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the
         Registrant's current report on Form 8-K filed July 19, 1996.

3.2      Restated Bylaws of the Registrant. Incorporated by reference to Exhibit
         3.2 to the Registrant's current report on Form 8-K filed July 19, 1996.

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

10.1 1998 Stock Incentive Plan of the Registrant.* Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998.

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

10.5 Gas Purchase Agreement dated November 1, 1990, between Mobil Oil Canada and the Registrant. Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1991.

10.6     Consent to Assignments, Dated June 1, 1997, which assigns from
         Westcoast Gas Services Inc. (WGSI), to Engage Energy Canada, L.P.
         (Engage) all the rights and obligations as specified in the contracts contained herein as Exhibit Nos. 10.7, and 10.22. Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form
         10-K for the year ended September 30, 1997 (1997 Form 10-K).

10.7     Natural Gas Sales Agreement dated November 1, 1998, between Engage
         Energy US L.P., and the Registrant.

10.8     Intentionally omitted.

10.9     Intentionally omitted.



10.11 Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 10-K.

10.12    Replacement Firm Transportation Agreement dated July 31, 1991, between
         Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10(1) to the Registrant's registration statement on Form S-2, No. 33-52672 (1992 Form S-2).

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

10.15    Intentionally omitted.

10.16    Intentionally omitted.

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

10.18    Service Agreement (Firm Redelivery Transportation Agreement under Rate
         Schedule TF-2 for Cascade's SGS-1) dated January 12, 1994, between
         Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994 (1994 Form 10-K).

10.19    Service Agreement (Firm Redelivery Transportation Agreement under Rate
         Schedule TF-2 for Cascade's assignment of SGS-1 from WWP) dated January
         12, 1994, between Northwest Pipeline Corporation and the Registrant.
         Incorporated by reference to Exhibit 10.19 to the Registrant's 1994
         Form 10-K.

10.20    Service Agreement (Firm Redelivery Transportation Agreement under rate
         Schedule TF-2 for Cascade's LS-1) dated January 12, 1994, between
         Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant's 1994 Form 10-K.

10.21    Gas Purchase Contract dated October 1, 1994, between IGI Resources,
         Inc. and the Registrant. Incorporated by reference to Exhibit 10.21 to the Registrant's 1994 Form 10-K.

10.21.1 Amended Exhibit A, effective October 1, 1999, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant.
         A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL
         TREATMENT.

10.22 Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and the Registrant Incorporated by reference to Exhibit 10.22 to the Registrant's 1994 Form 10-K.

10.22.1  Letter amendment dated September 22, 1999, to Amended and restated
         Natural Gas Sales Agreement dated August 17, 1994, between Engage
         Energy Canada L.P. and Registrant. A PORTION OF THIS AGREEMENT IS
         SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.



10.23    Firm Transportation Service Agreement dated November 4, 1994, between
         Pacific Gas Transmission and the Registrant, effective November 1,
         1995. Incorporated by reference to Exhibit 10.23 to the Registrant's
         1994 Form 10-K.

10.24    Firm Transportation Agreement dated August 1, 1994, between Northwest
         Pipeline Corporation and the Registrant. Incorporated by reference to
         Exhibit 10.24 to the Registrant's 1994 Form 10-K.

10.25    Prearranged Permanent Capacity Release of Firm Natural Gas
         Transportation Agreements dated November 30, 1993 between Tenaska Gas
         Co., Tenaska Washington Partners, L.P. and the Registrant. Incorporated by reference to Exhibit 10.25 to the Registrant's 1994 Form 10-K.

10.26    Agreement for Peak Gas Supply Service dated August 1, 1992, between
         Tenaska Gas Co., Tenaska Washington Partners, L.P., and the Registrant.
         Incorporated by reference to Exhibit 10.26 to the Registrant's 1994
         Form 10-K.

10.27 Agreement for Peaking Gas Supply Service dated November 22, 1991, between Longview Fibre Company and the Registrant. Incorporated by reference to Exhibit 10.27 to the Registrant's 1994 Form 10-K.

10.27.1 Amendment No. 3 to Agreement for Peaking Gas Supply Service, dated as of October 2, 1997. Incorporated by reference to Exhibit 10.27.1 to the Registrant's 1997 Form 10-K.

10.28    Intentionally omitted.

10.29 1991 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10(n) to the 1992 Form S-2.

10.30    Executive Supplemental Retirement Income Plan of the Registrant and
         Supplemental Benefit Trust as amended and restated as of May 1, 1989, as amended by Amendment No. 1 dated July 1, 1991.* Incorporated by reference to Exhibit 10(o) to the 1992 Form S-2.

10.31    Form of employment agreement between the Registrant and W. Brian
         Matsuyama, and each other executive officer of the Registrant. *
         Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.

10.32    Gas Storage Management Agreement, dated November 17, 1999, between
         Amoco Energy Trading Corporation, Part of BP Amoco Group, and the
         Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR
         CONFIDENTIAL TREATMENT.

10.33 Agreement for Jackson Prairie Storage Service, dated October 7, 1999, between Engage Energy Canada, L.P. and the Registrant. A PORTION OF
         THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

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