Form 10-Q
period 1999-12-31
CASCADE NATURAL GAS CORP
filed 2000-02-10
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

  Common Stock, Par Value $1 per Share     11,045,095 as of January 31, 2000

                         CASCADE NATURAL GAS CORPORATION
                         -------------------------------

                                      Index

                                                                                           Page No.
                                                                                           -------
Part I.  Financial Information

                  Item 1. Financial Statements

                       Consolidated Condensed Statements of Net Earnings                           3

                       Consolidated Condensed Balance Sheets                                       4

                       Consolidated Condensed Statements of Cash Flows                             5

                       Notes to Consolidated Condensed Financial Statements                        6

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                           7

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk               9


Part II. Other Information

                  Item 2. Changes in Securities                                                   10

                  Item 4. Submission of Matters to a Vote of Security Holders.                    10

                  Item 5. Other Information                                                       10

                  Item 6. Exhibits and Reports on Form 8-K                                        11

Signature                                                                                         12

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                        ---------------------------------------

                                                         Dec 31, 1999            Dec 31, 1998
                                                        ----------------         --------------
                                                           (thousands except per share data)

 Operating revenues                                           $  73,791              $  62,917

 Less: Gas purchases                                             41,869                 32,016
       Revenue taxes                                              4,314                  3,739
                                                        ----------------         --------------
 Operating margin                                                27,608                 27,162
                                                        ----------------         --------------

 Cost of operations:
      Operating expenses                                          8,545                  9,417
      Depreciation and amortization                               3,280                  3,148
      Property and payroll taxes                                  1,191                  1,159
                                                        ----------------         --------------
                                                                 13,016                 13,724
                                                        ----------------         --------------


 Earnings from operations                                        14,592                 13,438
 Less interest and other
   deductions - net                                               2,559                  2,622
                                                        ----------------         --------------
 Earnings before income taxes                                    12,033                 10,816


 Income taxes                                                     4,392                  4,062
                                                        ----------------         --------------
 Net earnings                                                     7,641                  6,754
 Preferred dividends                                                  1                    123
                                                        ----------------         --------------
 Net earnings available to
     common shareholders                                      $   7,640              $   6,631
                                                        ================         ==============

 Weighted average common shares outstanding                      11,045                 11,045

 Net earnings  per common share (basic & diluted)              $   0.69               $   0.60
                                                        ================         ==============

 Cash dividends per share                                      $   0.24               $   0.24
                                                        ================         ==============

 The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                    Dec 31, 1999    Sep 30, 1999
                                                                   -------------    ------------
                                ASSETS                              (Unaudited)
 Utility Plant, net of accumulated
     depreciation of $180,228 and $177,878                         $  278,133          $275,400
     Construction work in progress                                      5,612             6,891
                                                                   -----------      ------------
                                                                      283,745           282,291
                                                                   -----------      ------------
 Other Assets:
     Investments in non-utility property                                  202               202
     Notes receivable, less current maturities                            517               577
                                                                   -----------      ------------
                                                                          719               779
                                                                   -----------      ------------
 Current Assets:
     Cash and cash equivalents                                          3,416               410
     Accounts receivable, less allowance of $637
       and $622  for doubtful accounts                                 32,388            12,468
     Current maturities of notes receivable                               155               176
     Materials, supplies and inventories                                6,210             6,250
     Prepaid expenses and other assets                                  7,597             5,584
                                                                   -----------      ------------
                                                                       49,766            24,888
                                                                   -----------      ------------
 Deferred Charges                                                       7,239             7,611
                                                                   -----------      ------------
                                                                     $341,469          $315,569
                                                                   ===========      ============

                   COMMON SHAREHOLDERS' EQUITY,
                 PREFERRED STOCKS AND LIABILITIES

 Common Shareholders' Equity:
     Common stock, par value $1 per share, authorized 15,000,000
      shares, issued and outstanding 11,045,095 shares               $ 11,045          $ 11,045
     Additional paid-in capital                                        97,380            97,380
     Retained earnings                                                 10,959             5,970
                                                                   -----------      ------------
                                                                      119,384           114,395
                                                                   -----------      ------------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $73 and $6,338                                                62             6,186
                                                                   -----------      ------------
 Long-term Debt                                                       125,000           125,000
                                                                   -----------      ------------
 Current Liabilities:
     Notes payable and commercial paper                                10,213                 -
     Accounts payable                                                  17,592             8,933
     Property, payroll and excise taxes                                 5,569             3,434
     Dividends and interest payable                                     5,389             7,614
     Other current liabilities                                          7,786             4,527
                                                                   -----------      ------------
                                                                       46,549            24,508
                                                                   -----------      ------------
 Deferred Credits and Other:
     Gas cost changes                                                  14,499            12,210
     Other                                                             35,975            33,270
                                                                   -----------      ------------
                                                                       50,474            45,480
                                                                   -----------      ------------
 Commitments and Contingencies                                              -                 -
                                                                     $341,469          $315,569
                                                                   ===========      ============

    The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                 THREE MONTHS ENDED
                                                                ------------------------------------

                                                                 Dec 31, 1999         Dec 31, 1998
                                                                ----------------     ---------------
                                                                 (thousands except per share data)
Operating Activities
   Net earnings                                                      $    7,641          $    6,754
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                                        3,280               3,148
     Deferrals of gas cost changes                                        1,658               1,276
     Amortization of gas cost changes                                       631                  93
     Other deferrals and amortizations                                      981                 616
     Deferred income taxes and tax credits - net                            223                 253
     Other                                                                  131                   -
     Change in current assets and liabilities                           (10,083)            (12,280)
                                                                ----------------     ---------------
   Net cash provided (used) by operating activities                       4,462                (140)
                                                                ----------------     ---------------

Investing Activities
   Capital expenditures                                                  (4,353)             (6,521)
   Customer contributions in aid of construction                          1,361                 485
   Other                                                                     99                 222
                                                                ----------------     ---------------
   Net cash used by investing activities                                 (2,893)             (5,814)
                                                                ----------------     ---------------

Financing Activities
   Redemption of preferred stock                                         (6,124)               (222)
   Repayment of long-term debt                                                -             (10,000)
   Changes in notes payable and commercial paper, net                    10,213              16,785
   Dividends paid                                                        (2,652)             (2,774)
                                                                ----------------     ---------------
   Net cash provided by financing activities                              1,437               3,789
                                                                ----------------     ---------------


Net Increase (Decrease) in Cash and Cash Equivalents                      3,006              (2,165)

Cash and Cash Equivalents

   Beginning of period                                                      410               2,338
                                                                ----------------     ---------------
   End of period                                                     $    3,416           $     173
                                                                ================     ===============


The accompanying  notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1999

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

         Reference is directed to the Notes to Consolidated Financial Statements contained in the 1999 Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NEW ACCOUNTING STANDARDS:

SOP 98-1. As of the first quarter of fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP establishes criteria for accounting for software costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external costs incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements, would be expensed under the provisions of SOP 98-1. The significance of this change is dependent upon the magnitude of the costs and the nature and complexity of specific software development or acquisition projects incurred in any period. For the quarter ended December 31, 1999, adoption of this standard affected the accounting for the costs of one of the Company's software projects. During the quarter, this project was in the application development stage. As a result of adopting SOP 98-1, the Company capitalized $18,000 which would have been expensed under its previous policy. These costs were primarily internal labor.

FAS NO. 133. In June 1998, the Financial Accounting Standards Board issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard will be effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as of October 1, 2000. It requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

         The Company is currently evaluating the effects of this standard on its financial reporting. This evaluation is not complete, but the Company believes that some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133. The Company also believes that, because of rate regulation, derivative assets and liabilities may be offset by regulatory assets and regulatory liabilities, and the earnings effect of application of this standard will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three month periods ended December 31, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

         Net earnings available to common shareholders for the first quarter of fiscal 2000 (quarter ended December 31, 1999) was $7,640,000, or $0.69 per share, compared to $6,631,000, or $0.60 per share, for the quarter ended December 31, 1998. This represents a 15% improvement in first quarter earnings per share over first quarter 1999 results. Improvements in results for the quarter are primarily attributable to increases in operating margins and lower operating expenses.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:


                    RESIDENTIAL AND COMMERCIAL OPERATING MARGIN
             ----------------------------------------------------------
                                    First Quarter of Fiscal    Percent
                                       2000         1999       Change
             ----------------------------------------------------------
                                   (dollars in thousands)

             DEGREE DAYS                 1,942        2,015      (3.6)%
             AVERAGE NUMBER OF
              CUSTOMERS
                Residential            155,119      147,710       5.0%
                Commercial              26,892       25,989       3.5%
             AVERAGE THERM USAGE PER
              CUSTOMER
                Residential                267          281      (5.0)%
                Commercial               1,416        1,359       4.2%
             OPERATING MARGIN
                 Residential          $ 11,595     $ 11,458       1.2%
                Commercial             $ 7,267      $ 7,193       1.0%

         For the quarter ended December 31, 1999, operating margin from sales to residential and commercial customers increased $211,000 from the same period last year. The addition of 8,300 new customers provided approximately $912,000 margin. Lower usage per residential customer, and higher revenue taxes were the primary factors partially offsetting this improvement.

         INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers increased $256,000, or 3.1%, quarter to quarter. Increased gas consumption by customers in various industrial classifications, as well as the addition of several smaller industrial customers, contributed to this increase.

COST OF OPERATIONS

         Cost of operations for the quarter ended December 31, 1999, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $708,000 or 5.2% from the quarter ended December 31, 1998.

         OPERATING EXPENSES, which are primarily labor and benefits expenses, decreased by $872,000, or 9.3%, for the quarter. A $394,000, or 6.4%, reduction in labor expense was the most significant factor. The Company's workforce decreased by 27 employees (5.6%) compared to the December 1998 quarter, reflecting ongoing efforts to increase operating efficiencies. Employee benefits expense increased $134,000 (5.4%) mainly as a result of higher medical costs. Most other categories of expense decreased.

Also affecting the quarterly comparison was $98,000 in one-time costs associated with management restructuring, recorded in the December 1998 quarter.

         DEPRECIATION AND AMORTIZATION increased $132,000, or 4.2%, for the quarter ended December 31, 1999 compared to the same period a year earlier, as a result of increases in depreciable assets.

         PROPERTY AND PAYROLL TAXES increased $32,000, or 2.8%, for the December 1999 quarter compared to a year earlier. Decreases in payroll taxes resulting from lower staffing levels were more than offset by property tax increases.

INTEREST AND OTHER DEDUCTIONS - NET

         Interest and other deductions - net, for the quarter was $2,559,000, a $63,000 reduction from the December 1998 quarter. Included in the December 1999 quarter was a $131,000 credit for the gain on the sale of surplus property.

LIQUIDITY AND CAPITAL RESOURCES

         The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a revolving credit commitment of $40 million from a bank. This agreement expires in 2004. The annual commitment fee is 1/8 of 1%, and is subject to change based on the ratings assigned to the Company's long-term debt. The committed lines of credit also support a $25 million commercial paper facility. The Company also has $30 million of uncommitted lines from three banks.

         A Medium-Term Note program provides longer term financing, with $125 million outstanding at December 31, 1999. There is remaining $15 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $4,462,000 for the December 1999 quarter, compared to a net use of cash of $140,000 for the same period last year. The primary factors contributing to this improvement were the higher earnings for the quarter, and lower seasonal working capital requirements.

INVESTING ACTIVITIES

         Cash used by investing activities for the quarter ended December 31, 1999 was $2,893,000, compared to $5,814,000 for the prior year's quarter. The comparison is affected by lower capital expenditures and higher customer contributions in the first quarter of fiscal 2000.

         Capital expenditures for fiscal 2000 are budgeted at approximately $23.5 million, which is expected to be financed approximately 75% from operating activities and 25% from debt financing.

FINANCING ACTIVITIES

         Net financing activities for the quarter ended December 31, 1999 provided $1,437,000, compared to $3,789,000 for the comparable period last year. During the first quarter of fiscal 2000, the Company redeemed $6.1 million of preferred stock, which matured in November 1999. This redemption was funded with short-term debt.

YEAR 2000 READINESS DISCLOSURE

The Company did not experience any material disruptions in its computer systems during the transition to year 2000. No year 2000 problems were reported to the Company by any of its customers or suppliers that would have a material effect on its business with them.

COSTS OF YEAR 2000 COMPLIANCE. The Company used a combination of internal and external resources to make necessary modifications to existing computer systems. The Company did not separately track the direct cost associated with internal personnel assigned to the Year 2000 project. Costs associated with using internal resources were viewed primarily as opportunity costs, resulting in delays of other planned system enhancements. Such delays and enhancements are not expected to have a material adverse effect on the Company or its competitive position. The Company's total capital expenditures to replace non-compliant systems have been approximately $1.4 million. Total external costs for Year 2000 compliance charged to operating expense were less than $100,000.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The only such instruments are Company-issued fixed-rate debt obligations. The Company makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities. Accordingly, management believes the Company is not subject to market risk as defined in Item 305 of Regulation S-K.



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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Under the terms of its bank credit agreement, the Company is required to maintain a minimum net worth of $101,357,000 as of December 31, 1999. Under this agreement, approximately $12,660,000 was available for payment of dividends at December 31, 1999.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders on January 27, 2000, the following directors were elected by the vote indicated for terms of office expiring in 2001:


                                 For                     Withheld
                           ---------------             ------------
 Carl Burnham, Jr.              9,401,627                  129,468
 Melvin C. Clapp                9,399,951                  131,144
 Thomas E. Cronin               9,392,741                  138,354
 David A. Ederer                9,395,178                  135,917
 Howard L. Hubbard              9,394,173                  136,922
 W. Brian Matsuyama             9,395,651                  135,444
 Larry L. Pinnt                 9,390,543                  140,552
 Brooks G. Ragen                9,397,433                  133,662
 Mary A. Williams               9,397,065                  134,030


  ITEM 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges:


                          Twelve Months Ended
 -----------------------------------------------------------------------
 12/31/1999   9/30/1999   9/30/1998    9/30/1997   9/30/1996   9/30/1995
 ----------   ---------   ---------    ---------   ---------   ---------
    3.10         3.00        2.42         2.68        2.17        2.16


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

         No.                        Description
         ---                        -----------

          12               Computation of Ratio of Earnings to Fixed Charges

          27               Financial Data Schedule UT

b. Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended December 31, 1999.

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


Date:                February 10, 2000
            --------------------------------