Form 10-Q
period 2000-03-31
CASCADE NATURAL GAS CORP
filed 2000-05-08
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


       (Registrant's telephone number including area code) (206) 624-3900
                                                            -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Title                                    Outstanding
                 -----                                    -----------

Common Stock, Par Value $1 per Share            11,045,095 as of April 30, 2000

                         CASCADE NATURAL GAS CORPORATION

                                      Index


                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

                  Item 1. Financial Statements

                       Consolidated Condensed Statements of Net Earnings                           3

                       Consolidated Condensed Balance Sheets                                       4

                       Consolidated Condensed Statements of Cash Flows                             5

                       Notes to Consolidated Condensed Financial Statements                        6

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                           7

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk               9


Part II. Other Information

                  Item 2. Changes in Securities                                                   10

                  Item 5. Other Information                                                       10

                  Item 6. Exhibits and Reports on Form 8-K                                        10

Signature                                                                                         11

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)


                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                       --------------------------------        --------------------------------

                                       Mar 31, 2000        Mar 31, 1999        Mar 31, 2000        Mar 31, 1999
                                       ------------        ------------        ------------        ------------
                                                          (thousands except per share data)
Operating revenues                     $     88,830        $     71,118        $    162,621        $    134,035

Less: Gas purchases                          50,500              37,088              92,370              69,103
      Revenue taxes                           5,838               4,835              10,151               8,574
                                       ------------        ------------        ------------        ------------
Operating margin                             32,492              29,195              60,100              56,358
                                       ------------        ------------        ------------        ------------

Cost of operations:
    Operating expenses                        9,829               9,423              18,374              18,840
    Depreciation and amortization             3,311               3,205               6,591               6,353
    Property and payroll taxes                1,104               1,163               2,295               2,322
                                       ------------        ------------        ------------        ------------
                                             14,244              13,791              27,260              27,515
                                       ------------        ------------        ------------        ------------
Earnings from operations                     18,248              15,404              32,840              28,843
Less interest and other
  deductions - net                            2,709               2,584               5,268               5,206
                                       ------------        ------------        ------------        ------------
Earnings before income taxes                 15,539              12,820              27,572              23,637

Income taxes                                  5,672               4,801              10,064               8,864
                                       ------------        ------------        ------------        ------------
Net earnings                                  9,867               8,019              17,508              14,773
Preferred dividends                               1                 119                   2                 241
                                       ------------        ------------        ------------        ------------
Net earnings available to
    common shareholders                $      9,866        $      7,900        $     17,506        $     14,532
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------
Weighted average common
    shares outstanding                       11,045              11,045              11,045              11,045

Net earnings per common share,
               basic and diluted       $       0.89        $       0.72        $       1.58        $       1.32
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                   Mar 31, 2000     Sep 30, 1999
                                                                   ------------     ------------
                                ASSETS                             (Unaudited)
 Utility Plant, net of accumulated
     depreciation of $183,522 and $177,878                          $ 277,861          $275,400
     Construction work in progress                                      4,502             6,891
                                                                   -----------      ------------
                                                                      282,363           282,291
                                                                   -----------      ------------
 Other Assets:
     Investments in non-utility property                                  202               202
     Notes receivable, less current maturities                            475               577
                                                                   -----------      ------------
                                                                          677               779
                                                                   -----------      ------------
 Current Assets:
     Cash and cash equivalents                                          7,789               410
     Accounts receivable, less allowance of $792
       and $622 for doubtful accounts                                  33,200            12,468
     Current maturities of notes receivable                               137               176
     Materials, supplies and inventories                                5,446             6,250
     Prepaid expenses and other assets                                  7,126             5,584
                                                                   -----------      ------------
                                                                       53,698            24,888
                                                                   -----------      ------------
 Deferred Charges                                                       7,068             7,611
                                                                   -----------      ------------
                                                                    $ 343,806          $315,569
                                                                   -----------      ------------

                          COMMON SHAREHOLDERS' EQUITY,
                        PREFERRED STOCKS AND LIABILITIES

 Common Shareholders' Equity:
     Common stock, par value $1 per share, authorized 15,000,000
      shares, issued and outstanding 11,045,095 shares               $ 11,045          $ 11,045
     Additional paid-in capital                                        97,380            97,380
     Retained earnings                                                 18,174             5,970
                                                                   -----------      ------------
                                                                      126,599           114,395
                                                                   -----------      ------------
 Redeemable Preferred Stocks, aggregate redemption
   amount of $73 and $6,338                                                62             6,186
                                                                   -----------      ------------
 Long-term Debt                                                       125,000           125,000
                                                                   -----------      ------------
 Current Liabilities:
     Accounts payable                                                  16,220             8,933
     Property, payroll and excise taxes                                 6,136             3,434
     Dividends and interest payable                                     7,515             7,614
     Other current liabilities                                          9,358             4,527
                                                                   -----------      ------------
                                                                       39,229            24,508
                                                                   -----------      ------------
 Deferred Credits and Other:
     Gas cost changes                                                  18,581            12,210
     Other                                                             34,335            33,270
                                                                   -----------      ------------
                                                                       52,916            45,480
                                                                   -----------      ------------
 Commitments and Contingencies                                              -                 -
                                                                    $ 343,806          $315,569
                                                                   -----------      ------------
                                                                   -----------      ------------

    The accompanying notes are an integral part of these financial statements

                CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            SIX MONTHS ENDED
                                                                ----------------------------------------
                                                                         (dollars in thousands)
                                                                 Mar 31, 2000               Mar 31, 1999
                                                                 ------------               ------------
Operating Activities
   Net earnings                                                  $     17,508               $     14,773
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                                      6,591                      6,353
     Deferrals of gas cost changes                                      4,995                      1,016
     Amortization of gas cost changes                                   1,376                        234
     Other deferrals and amortizations                                  1,427                      2,069
     Deferred income taxes and tax credits - net                          431                        506
     Other                                                                127                       --
     Change in current assets and liabilities                          (6,781)                    (8,083)
                                                                 ------------               ------------
   Net cash provided by operating activities                           25,674                     16,868
                                                                 ------------               ------------

Investing Activities
   Capital expenditures                                                (7,821)                   (10,575)
   Customer contributions in aid of construction                          781                      1,331
   Other                                                                  173                        281
                                                                 ------------               ------------
   Net cash used by investing activities                               (6,867)                    (8,963)
                                                                 ------------               ------------

Financing Activities
   Redemption of preferred stock                                       (6,124)                      (222)
   Issuance of long-term debt                                            --                       14,887
   Repayment of long-term debt                                           --                      (10,650)
   Changes in notes payable and commercial paper, net                    --                       (1,929)
   Dividends paid                                                      (5,304)                    (5,543)
                                                                 ------------               ------------
   Net cash used by financing activities                              (11,428)                    (3,457)
                                                                 ------------               ------------

Net Increase in Cash and Cash Equivalents                               7,379                      4,448

Cash and Cash Equivalents
   Beginning of year                                                      410                      2,338
                                                                 ------------               ------------
   End of period                                                 $      7,789               $      6,786
                                                                 ------------               ------------
                                                                 ------------               ------------


The accompanying  notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000

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

NEW ACCOUNTING STANDARDS:

SOP 98-1. As of the first quarter of fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP establishes criteria for accounting for software costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external costs incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements, would be expensed under the provisions of SOP 98-1. The significance of this change is dependent upon the magnitude of the costs and the nature and complexity of specific software development or acquisition projects incurred in any period. For the quarter and year to date periods ended March 31, 2000, adoption of this standard had an immaterial effect.

FAS NO. 133. In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard will be effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as of October 1, 2000. It requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

         The Company is currently evaluating the effects of this standard on its financial reporting. This evaluation is not complete, but the Company believes that some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133. However, in March 2000, the FASB issued a proposed amendment to FAS No. 133 that, if approved, would change the definition of "derivative instrument", such that the Company's gas supply contracts would not be subject to the provisions of the standard. In the event the amendment is not approved, the Company believes that, because of rate regulation, such derivative assets and liabilities may be offset by regulatory assets and regulatory liabilities, and the earnings effect of application of this standard would not be material.



STOCK OPTIONS:

         During the quarter ended March 31, 2000, the Company awarded officers and certain management employees, under the 1998 Plan for Incentive Stock Options, grants to purchase 53,100 shares of its common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and six-month periods ended March 31, 2000 and March 31, 1999.

RESULTS OF OPERATIONS

         Net earnings available to common shareholders for the second quarter of fiscal 2000 (quarter ended March 31, 2000), were $9,866,000, or $0.89 per share, compared to $7,900,000, or $0.72 per share, for the second quarter of fiscal 1999. This represents a 24% improvement in quarterly earnings per share. For the six-month period, net earnings available to common shareholders were $17,506,000, or $1.58 per share, a 20% improvement over the 1999 period results of $14,532,000, or $1.32 per share. Improvements in results for the quarter and year to date periods are primarily attributable to increases in operating margins.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN. Factors affecting operating margins derived from sales to residential and commercial customers were as set forth in the following table:



-----------------------------------------------------------------------------------------------------------

                        Second Quarter of Fiscal    Percent             Year to Date March 31       Percent
                           2000          1999       Change                 2000          1999       Change
------------------------------------------------------------           ------------------------------------
                           (dollars in thousands)                       (dollars in thousands)
DEGREE DAYS                  2,361         2,211       6.8%                 4,305         4,220       2.0%
AVERAGE NUMBER OF CUSTOMERS
     Residential           158,602       151,560       4.6%               156,861       149,633       4.8%
     Commercial             27,452        26,634       3.1%                27,172        26,312       3.3%
AVERAGE THERM USAGE PER CUSTOMER
     Residential               358           317      12.9%                   626           599       4.5%
     Commercial              1,517         1,522      -0.3%                 2,934         2,883       1.8%
-----------------------------------------------------------------------------------------------------------


         For the quarter ended March 31, 2000, operating margin from sales to residential and commercial customers increased by $2.1 million (9.5%) over the same period last year. Approximately $940,000 of this improvement was due to the addition of 7,900 new customers. The remainder of the improvement is attributable primarily to increased residential gas usage per customer. The higher consumption is due in large part to weather, which was approximately 7% colder than last year. Overall degree days for the quarter were at approximately normal levels.

         For the year to date margin, similar factors contributed to the $2.2 million improvement, with about $1.8 million resulting from the addition of 8,100 new customers. Higher gas usage per customer, partially offset by higher revenue taxes, accounted for most of the rest of the improvement. Degree days for the six month period were about 2% colder than last year, and 2% warmer than normal.

         INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers during the 2000 second quarter increased $1.1 million (14%) from the March 1999 quarter. About $521,000 resulted from higher consumption by electric generation customers, $174,000 from new customers, and the remainder from higher deliveries to other industrial plants. On a year to date basis, industrial and other margin increased $1.3 million, or 8%.

COST OF OPERATIONS

         Cost of operations for the quarter ended March 31, 2000, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $453,000 or 3.3% from the quarter ended March 31, 1999.

         OPERATING EXPENSES, which are primarily labor and benefits expenses, increased $406,000, or 4.3%, for the quarter. Included in operating expense for the quarter was an accrual of $471,000 for performance based compensation, compared to $124,000 for the quarter ended March 31, 1999. Also included was an accrual of $134,000 of bad debt reserve related to an account due from an industrial customer. Other operating expenses decreased in the aggregate, reflecting a reduction in the average number of employees by about 28 (6%).

         Year to date operating expenses decreased $466,000, or 2.5%, mainly because of lower labor expense. Labor and benefits expenses last year included one-time management restructuring costs of $329,000. Year to date 2000 accruals for performance based compensation were $516,000, compared to $124,000 for the first six months of fiscal 1999.

         DEPRECIATION AND AMORTIZATION increased $106,000 (3.3%) for the quarter, and $238,000 (3.7%) year to date. The increases are due to new asset additions.

         PROPERTY AND PAYROLL TAXES decreased slightly compared to the quarterly and year to date periods last year, due mainly to lower payroll taxes because of fewer employees.

INTEREST AND OTHER DEDUCTIONS - NET

         Interest and other deductions increased $125,000 (4.8%) for the quarter, and $62,000 (1.2%) year to date. The increases are due primarily to higher interest accrued on deferred gas cost balances. Included in the December 1999 quarter was a $131,000 credit for the gain on the sale of surplus property.



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

         A Medium-Term Note program provides longer term financing, with $125 million outstanding at March 31, 2000. There is remaining $15 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

                  For the six months ended March 31, 2000, net cash provided by operating activities was $25,674,000, compared to $16,868,000 last year. The improved operating cash flow resulted mainly from higher earnings and from higher amounts of gas cost deferrals.

INVESTING ACTIVITIES

         Net cash used by investing activities for the six months ended March 31, 2000 was $6,867,000, compared to $8,963,000 for the first six months of fiscal 1999. Capital expenditures in fiscal 2000 were lower due in part to increased effectiveness of the Company's construction crews, resulting in less utilization of outside contractors.

         Capital expenditures for fiscal 2000 are budgeted at approximately $23.5 million. The Company expects that 2000 capital expenditures will be financed approximately 75% from operating activities, and 25% from debt financing.

FINANCING ACTIVITIES

         Financing activities for the six months ended March 31, 2000 resulted in a net cash outflow of $11,428,000 compared to $3,457,000 for the same period last year. During the first quarter of fiscal 2000, the Company redeemed $6.1 million of preferred stock, which matured in November 1999. This redemption was funded with short-term debt. Subsequently all short term debt was paid with cash provided by operating activities. As of March 31, 2000, the Company had no short-term debt, and $7,789,000 in cash and cash equivalents.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Under the terms of its bank credit agreement, the Company is required to maintain a minimum net worth of $101,357,000 as of March 31, 2000. Under this agreement, approximately $19,984,000 was available for payment of dividends at March 31, 2000.



ITEM 5.  OTHER INFORMATION


Ratio of Earnings to Fixed Charges:


                          Twelve Months Ended
---------------------------------------------------------------------------
   3/31/00      9/30/99     9/30/98     9/30/97      9/30/96     9/30/95
   -------      -------     -------     -------      -------     -------
    3.31         3.00        2.42         2.68        2.17        2.16




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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:


         No.                        Description
         ---                        -----------
          12               Computation of Ratio of Earnings to Fixed Charges

          27               Financial Data Schedule UT

b. Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION



By:              /s/  J. D. Wessling
               -----------------------

                    J. D. Wessling
   Sr. Vice President Finance and Chief Financial Officer
             (Principal Financial Officer)


Date:                 May 8, 2000
               -----------------------