Form 10-Q
period 2000-06-30
CASCADE NATURAL GAS CORP
filed 2000-08-08
CIK 18072

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
                                                           --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Title                                       Outstanding
               -----                                       -----------
  Common Stock, Par Value $1 per Share            11,045,095 as of July 31, 2000

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CASCADE NATURAL GAS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (unaudited)


                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                         -----------------------------    ----------------------------

                                         Jun 30, 2000     Jun 30, 1999    Jun 30, 2000    Jun 30, 1999
                                         ------------     ------------    ------------    ------------
                                                       (thousands except per share data)
Operating revenues                       $     41,563     $     42,869    $    204,184    $    176,904

Less: Gas purchases                            22,717           22,746         115,087          91,849
      Revenue taxes                             2,778            2,831          12,929          11,405
                                         ------------     ------------    ------------    ------------
Operating margin                               16,068           17,292          76,168          73,650
                                         ------------     ------------    ------------    ------------

Cost of operations:
    Operating expenses                          8,709            9,064          27,084          27,904
    Depreciation and amortization               3,342            3,234           9,932           9,587
    Property and payroll taxes                  1,393            1,203           3,688           3,525
                                         ------------     ------------    ------------    ------------
                                               13,444           13,501          40,704          41,016
                                         ------------     ------------    ------------    ------------

Earnings from operations                        2,624            3,791          35,464          32,634
Less interest and other
  deductions - net                              2,692            2,477           7,961           7,683
                                         ------------     ------------    ------------    ------------
Earnings (loss) before income taxes               (68)           1,314          27,503          24,951

Income taxes                                      (23)             503          10,040           9,367
                                         ------------     ------------    ------------    ------------
Net earnings (loss)                               (45)             811          17,463          15,584
Preferred dividends                                 1              121               3             362
                                         ------------     ------------    ------------    ------------
Net earnings (loss) available to
    common shareholders                  $        (46)    $        690    $     17,460    $     15,222
                                         ============     ============    ============    ============

Weighted average common
    shares outstanding                         11,045           11,045          11,045          11,045

Net earnings (loss) per common share,
              basic and diluted          $      (0.00)    $       0.06    $       1.58    $       1.38
                                         ============     ============    ============    ============

Cash dividends per share                 $       0.24     $       0.24    $       0.72    $       0.72
                                         ============     ============    ============    ============

The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                     Jun 30, 2000   Sep 30, 1999
                                                                     ------------   ------------
                         ASSETS                                       (Unaudited)
Utility Plant, net of accumulated
    depreciation of $186,828 and $177,878                            $   277,270    $   275,400
    Construction work in progress                                          5,920          6,891
                                                                     -----------    -----------
                                                                         283,190        282,291
                                                                     -----------    -----------
Other Assets:
    Investments in non-utility property                                      202            202
    Notes receivable, less current maturities                                433            577
                                                                     -----------    -----------
                                                                             635            779
                                                                     -----------    -----------
Current Assets:
    Cash and cash equivalents                                              7,865            410
    Accounts receivable, less allowance of $930
      and $622  for doubtful accounts                                     16,900         12,468
    Current maturities of notes receivable                                   119            176
    Materials, supplies and inventories                                    5,758          6,250
    Prepaid expenses and other assets                                      9,092          5,584
                                                                     -----------    -----------
                                                                          39,734         24,888
                                                                     -----------    -----------
Deferred Charges                                                           6,769          7,611
                                                                     -----------    -----------
                                                                     $   330,328    $   315,569
                                                                     ===========    ===========

                  COMMON SHAREHOLDERS' EQUITY,
                PREFERRED STOCKS AND LIABILITIES

Common Shareholders' Equity:
    Common stock, par value $1 per share, authorized 15,000,000
     shares, issued and outstanding 11,045,095 shares                $    11,045    $    11,045
    Additional paid-in capital                                            97,380         97,380
    Retained earnings                                                     15,477          5,970
                                                                     -----------    -----------
                                                                         123,902        114,395
                                                                     -----------    -----------
Redeemable Preferred Stocks, aggregate redemption
  amount of $73 and $6,338                                                    62          6,186
                                                                     -----------    -----------
Long-term Debt                                                           125,000        125,000
                                                                     -----------    -----------
Current Liabilities:
    Accounts payable                                                      10,566          8,933
    Property, payroll and excise taxes                                     3,745          3,434
    Dividends and interest payable                                         5,085          7,614
    Other current liabilities                                              8,190          4,527
                                                                     -----------    -----------
                                                                          27,586         24,508
                                                                     -----------    -----------
Deferred Credits and Other:
    Gas cost changes                                                      19,358         12,210
    Other                                                                 34,420         33,270
                                                                     -----------    -----------
                                                                          53,778         45,480
                                                                     -----------    -----------
Commitments and Contingencies                                                  -              -
                                                                     $   330,328    $   315,569
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          NINE MONTHS ENDED
                                                                ------------------------------------
                                                                        (dollars in thousands)
                                                                 Jun 30, 2000         Jun 30, 1999
                                                                ----------------     ---------------
Operating Activities
   Net earnings                                                  $       17,463       $      15,584
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                                        9,932               9,587
     Deferrals of gas cost changes                                        5,484               2,588
     Amortization of gas cost changes                                     1,665                 776
     Other deferrals and amortizations                                    1,597               1,743
     Deferred income taxes and tax credits - net                            529                 758
     Other                                                                 (212)               (174)
     Change in current assets and liabilities                            (4,418)             (5,741)
                                                                ----------------     ---------------
   Net cash provided by operating activities                             32,040              25,121
                                                                ----------------     ---------------

Investing Activities
   Capital expenditures                                                 (13,080)            (14,970)
   Customer contributions in aid of construction                          1,985               2,139
   Other                                                                    590                 883
                                                                ----------------     ---------------
   Net cash used by investing activities                                (10,505)            (11,948)
                                                                ----------------     ---------------

Financing Activities
   Redemption of preferred stock                                         (6,124)               (222)
   Issuance of long-term debt                                               -                14,888
   Repayment of long-term debt                                              -               (10,650)
   Changes in notes payable and commercial paper, net                       -                (6,929)
   Dividends paid                                                        (7,956)             (8,315)
                                                                ----------------     ---------------
   Net cash used by financing activities                                (14,080)            (11,228)
                                                                ----------------     ---------------

Net Increase in Cash and Cash Equivalents                                 7,455               1,945

Cash and Cash Equivalents
   Beginning of year                                                        410               2,338
                                                                ----------------     ---------------
   End of period                                                 $        7,865       $       4,283
                                                                ================     ===============

The accompanying  notes are an integral part of these financial statements

                         CASCADE NATURAL GAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000

         The preceding financial statements were taken from the books and records of the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments were of a normal and recurring nature. Because of the highly seasonal nature of the natural gas distribution business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

         Reference is directed to the Notes to Consolidated Financial Statements contained in the 1999 Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NEW ACCOUNTING STANDARDS:

SOP 98-1. As of the first quarter of fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP establishes criteria for accounting for software costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external costs incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements, would be expensed under the provisions of SOP 98-1. The significance of this change is dependent upon the magnitude of the costs and the nature and complexity of specific software development or acquisition projects incurred in any period. For the quarter and year to date periods ended June 30, 2000, adoption of this standard had an immaterial effect.

FAS NO. 133 AND 138. In June 1998, the Financial Accounting Standards Board
(FASB) issued FAS No. 133, entitled "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard was amended in June 2000 by FAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. Both standards will be effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as of October 1, 2000. FAS No. 133 requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

         The Company is currently evaluating the effects of these standards on its financial reporting. This evaluation is not complete, but the Company believes that under FAS No. 133, some of its natural gas supply contracts may meet the technical definition of derivative instruments, and thus may be subject to the requirements of FAS No. 133. However FAS 138 provides for exemptions from derivative accounting for contracts involving "normal purchase and normal sales" transactions. Accordingly some or all of the Company's gas supply contracts may not be subject to the derivative accounting provisions of the standard. In the event the contracts are defined as derivative instruments, the Company believes that, because of rate regulation, such derivative assets and liabilities may be offset by regulatory assets and regulatory liabilities, and the earnings effect of application of this standard would not be material.

STOCK OPTIONS:

         During the quarter ended March 31, 2000, the Company awarded officers and certain management employees, under the 1998 Plan for Incentive Stock Options, grants to purchase 53,100 shares of its common stock. The exercise price per share is equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense. No stock options were granted in the quarter ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2000 and June 30, 1999.

RESULTS OF OPERATIONS

         The Company experienced a net loss available to common shareholders for the third quarter of fiscal 2000 (quarter ended June 30, 2000), of $46,000, or $0.00 per share, compared to earnings of $690,000, or $0.06 per share, for the third quarter of fiscal 1999. The less favorable results are primarily due to lower operating margins stemming from warmer weather. For the nine-month period, net earnings available to common shareholders were $17,460,000, or $1.58 per share, a 14% improvement over the 1999 period results of $15,222,000, or $1.38 per share. Improvements in results for the year to date periods are primarily attributable to increases in operating margins while overall costs of operations decreased slightly.

OPERATING MARGIN

         RESIDENTIAL AND COMMERCIAL MARGIN. Factors affecting operating margins derived from sales to residential and commercial customers were as set forth in the following table:


-------------------------------------------------------------------------------------------------------------------
                                 Third Quarter of Fiscal    Percent             Year to Date June 30       Percent
                                   2000          1999       Change                2000         1999        Change
--------------------------------------------------------------------           ------------------------------------
                                  (dollars in thousands)                        (dollars in thousands)
DEGREE DAYS                            765         1,014     (24.6)%                5,070        5,234      (3.1)%
AVERAGE NUMBER OF CUSTOMERS
     Residential                   157,921       151,142       4.5%               157,214      150,136       4.7%
     Commercial                     27,319        26,555       2.9%                27,221       26,393       3.1%
AVERAGE THERM USAGE PER CUSTOMER
     Residential                        92           138     (33.3)%                  717          737      (2.7)%
     Commercial                        598           754     (20.7)%                3,529        3,633      (2.9)%
-------------------------------------------------------------------------------------------------------------------

         For the quarter ended June 30, 2000, operating margin from sales to residential and commercial customers decreased by $1.4 million (10.5%) from the same period last year. Weather for the quarter, as measured by degree days, was 25% warmer than last year, and 22% warmer than normal, resulting in lower gas usage by residential and commercial customers, whose consumption is highly sensitive to weather. This lower consumption resulted in margin reductions of approximately $1.9 million. Partially offsetting the effects of warmer weather was a $452,000 positive effect of 7,543 more customers compared to the third quarter of 1999.

         Year to date residential and commercial margins were $868,000 higher than last year. A margin increase of $2.3 million from customer additions was partially offset by a $1.5 million reduction resulting from lower consumption per customer. Overall consumption was impacted by weather, which was 5% warmer than normal and 3% warmer than last year.

         INDUSTRIAL AND OTHER MARGIN. Operating margin from industrial and other customers during the 2000 third quarter increased $302,000 (4.5%) from the June 1999 quarter. This increase is primarily attributable to increased consumption by electric generation customers, whose consumption was up 51.7 million therms compared to last year's third quarter. On a year to date basis, industrial and other margin increased $1.6 million, or 7.2%. Higher consumption by electric generation customers accounted for about $1 million of the increase.

COST OF OPERATIONS

         Cost of operations for the quarter ended June 30, 2000, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $57,000 or 0.4% from the quarter ended June 30, 1999.

         OPERATING EXPENSES, which are primarily labor and benefits expenses, decreased $355,000, or 3.9%, for the quarter. Essentially all the improvement results from lower labor costs, reflecting 21 (4.5%) fewer employees. Increases in medical benefits expense partially offset the effect of lower labor costs.

         Year to date operating expenses decreased $820,000, or 2.9%, mainly because of lower labor expense, which decreased $900,000 reflecting the reduced number of employees. Employee benefits expenses and other expenses, in the aggregate, increased $80,000.

         DEPRECIATION AND AMORTIZATION increased $108,000 (3.3%) for the quarter, and $345,000 (3.6%) year to date. The increases are due to new asset additions.

         PROPERTY AND PAYROLL TAXES increased $190,000 (15.8%) for the quarter and $163,000 (4.6%) year to date compared to last year, due mainly to higher property tax assessments for calendar year 2000.

INTEREST AND OTHER DEDUCTIONS - NET

         Interest and other deductions increased $215,000 (8.7%) for the quarter, and $278,000 (3.6%) year to date. The increases are due primarily to higher interest accrued on deferred gas cost balances.

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

         A Medium-Term Note program provides longer term financing, with $125 million outstanding at June 30, 2000. There is remaining $15 million registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

         For the nine months ended June 30, 2000, net cash provided by operating activities was $32,040,000, compared to $25,121,000 last year. The improved operating cash flow resulted mainly from higher earnings and from higher accruals of deferred gas cost credits.

INVESTING ACTIVITIES

         Net cash used by investing activities for the nine months ended June 30, 2000 was $10,505,000, compared to $11,948,000 for the first nine months of fiscal 1999. Capital expenditures in fiscal 2000 were lower due in part to increased effectiveness of the Company's construction crews, resulting in less utilization of outside contractors.

         Capital expenditures for fiscal 2000 were originally budgeted at approximately $23.5 million. Two large projects budgeted for $4.4 million were either cancelled or postponed, so actual expenditures for the year are expected to be less than $20 million. The Company expects that 2000 capital expenditures will be financed approximately 100% from operating activities.

FINANCING ACTIVITIES

         Financing activities for the nine months ended June 30, 2000 resulted in a net cash outflow of $14,080,000 compared to $11,228,000 for the same period last year. During the first quarter of fiscal 2000, the Company redeemed $6.1 million of preferred stock, which matured in November 1999. This redemption was funded with short-term debt. Subsequently all short term debt was paid with cash provided by operating activities. As of June 30, 2000, the Company had no short-term debt, and $7,865,000 in cash and cash equivalents.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         Under the terms of its bank credit agreement, the Company is required to maintain a minimum net worth of $101,357,000 as of June 30, 2000. Under this agreement, approximately $17,439,000 was available for payment of dividends at June 30, 2000.


ITEM 5. OTHER INFORMATION

Ratio of Earnings to Fixed Charges:

                          Twelve Months Ended
---------------------------------------------------------------------------

   6/30/00      9/30/99     9/30/98     9/30/97      9/30/96     9/30/95
   -------      -------     -------     -------      -------     -------
    3.17         3.00        2.42         2.68        2.17        2.16



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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

          No.                        Description
          ---                        -----------
          12               Computation of Ratio of Earnings to Fixed Charges

          27               Financial Data Schedule UT

b. Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CASCADE NATURAL GAS CORPORATION



By:                /s/  J. D. Wessling        .
            -----------------------------------


                        J. D. Wessling
    Sr. Vice President Finance and Chief Financial Officer
                 (Principal Financial Officer)


Date:                 August 8, 2000          .
            -----------------------------------