Form 10-K405
period 2000-09-30
CASCADE NATURAL GAS CORP
filed 2000-12-18
CIK 18072

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2000	Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington	91-0599090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Fairview Avenue North Seattle, WA 98109	(206) 624-3900
(Address of principal executive offices)	(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $1 per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on December 1, 2000, was $194,613,000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of December 1, 2000

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

CASCADE NATURAL GAS CORPORATION

Annual Report to the Securities and Exchange Commission on Form 10-K

For the Fiscal Year Ended September 30, 2000

Part I

Item 1. Business

General

    Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 82% of its gas distribution revenues are from customers in the state of Washington.

    As of September 30, 2000, the Company had approximately 157,400 residential customers, 27,200 commercial customers, 800 industrial and other customers. Residential, commercial, and most small industrial customers are generally core customers, who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 16% of gas deliveries and 68% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

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

    With respect to such gas supplies delivered to Oregon customers, 67% of the incremental change in the actual cost of gas supplies, as compared to the forecasted cost reflected in the PGA, is deferred. The remaining 33% (increase or decrease) is absorbed by the Company. This mechanism is intended to encourage the Company to seek opportunities to lower its cost of supplies and to be innovative in its management of the supply portfolio to avoid price spikes. Cascade's current gas supply portfolio for the Oregon core customers is comprised mostly of contains mostly gas supplies that have a fixed commodity price, therefore management believes that there will be little risk or opportunity for the Company under the 67/33% sharing arrangement during the coming year. For the fiscal year ended September 2000, under this arrangement, Cascade's 33% share of savings achieved totaled $164,000.

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

Natural Gas Supply

    The majority of Cascade's supply of natural gas is transported via Williams Gas Pipelines—West (Williams). Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is also a shipper on the Pacific Gas and Electric National Energy Group (PG&E) system. PG&E owns and operates a gas transmission line that connects with the facilities of the TransCanada Pipeline (formerly Alberta Natural Gas Company, Ltd.) at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California. Cascade also receives natural gas directly from Westcoast Energy, Inc. at the Canadian border near Sumas, Washington.

    Presently, baseload requirements for Cascade's core market are provided by four major gas supply contracts with various expiration dates from 2001 through 2008 and totaling 564,830 therms per day of Canadian supply. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements. One such agreement, with Williams, extends to October 31, 2014 and provides for 167,890 therms per day and a maximum, renewable inventory of 6,043,510 therms. The second storage agreement is with Avista, and has a primary term ending April 30, 2002 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract, also with Williams, for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

    In addition to underground and LNG storage, Cascade has entered into a contract with a major industrial customer whereby the customer agrees to switch to alternate fuel allowing Cascade to reduce firm deliveries to that customer. Cascade then takes the customer's firm gas supply and pipeline capacity to serve its core markets. In return, Cascade reimburses the customer for the cost of its diverted gas supply and pipeline capacity. Since the customer is also a distribution customer of Cascade, the supply is already being delivered to Cascade's system and is merely diverted to core customers, allowing for an even greater accommodation of late day demand spikes. Because the customer's response is dictated by contract and firm gas supply and firm pipeline capacity is involved, this type of resource is highly flexible and reliable. This peak shaving agreement, which expires in 2014, entitles Cascade to call on 150,000 therms per day up to a seasonal total of 3,000,000 therms.

    During 2000, Cascade purchased approximately 84% of its gas supplies from firm gas supply contracts and 16% from 30-day spot market contracts. In addition, 1.1 billion therms of customer purchased supplies were transported through Cascade facilities.

    Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation. Substantially all gas supplies for Oregon core customers are currently purchased on fixed price contracts. Management believes that this, together with use of storage volumes at a value determined at the time of injection, provides Cascade with the ability to mitigate the effects of spikes in the market price of natural gas.

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

Territory Served and Franchises

    The population of communities served by Cascade totals approximately 826,000. At the end of September 2000, Cascade had the franchises necessary for the distribution of natural gas in all but four of the communities it serves in Washington and Oregon. Those four franchises had expired during fiscal 2000. Since that time, franchises have been approved in three of those communities and negotiations in the fourth are expected to be completed by the end of the calendar year. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

    In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements that are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from 2001 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

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

    The principal industrial activities in Cascade's service area include the production of pulp, paper and converted paper products, plywood, chemical fertilizers, industrial chemicals, clay and ceramic products; refining of crude oil; producing and forming of aluminum; the processing, flash freezing and canning of many types of vegetable, fruit and fish products; processing of milk products; meat processing; drying and curing of wood and agricultural products; and electric power generation. Electric generation customers represent a significant portion of industrial revenues. The demand for gas fired generation tends to decrease as the availability of hydroelectric generation increases.

Seasonality

    Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 2000, 67% of operating revenues and 94% of earnings from operations were derived from the first two quarters (October 1999 through March 2000). Because of the seasonality of space heating revenues, financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of gas water heaters by customers, since they are not as influenced by weather conditions.

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

    Wholesale natural gas prices for the 2000 - 2001 heating season have increased significantly. Passing these higher costs on to customers may negatively impact the economy of the region and may result in a slowdown in new customer growth, the loss of customers, or partial plant curtailments by industrial customers.

    Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation in the late 1980's and early 1990's and the subsequent restructuring of gas supply and contractual provisions with these customers have improved the Company's competitive position. Cascade has not experienced any significant loss of sales to alternate fuels to these customers during the last ten years, even though there have been periods when the residual fuel oil prices were lower than natural gas. However, with the escalation of wholesale natural gas prices occurring in November and December 2000, the Company is experiencing some movement of its gas load to alternative fuels.

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

Capital Expenditures

    Capital expenditures are primarily used to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization. Capital expenditures for the five fiscal years ended September 30, 2000 totaled approximately $104.7 million, and the budget for fiscal 2001 is $25.4 million.

    The Company is currently forecasting that capital expenditures will total approximately $125.4 million over the next five years, reflecting expectations that customer growth will continue at a pace similar to recent experience. Management performs quantitative and qualitative analyses to assure that the Company's goals and strategies are met. The overall objective is to invest limited capital to generate the highest possible returns within the shortest possible time, while assuming prudent risk, anticipating customer needs and complying with the requirements of regulators.

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

Personnel

    At September 30, 2000, Cascade had 440 employees. Of the total employees, 202 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 2001, and thereafter until terminated by either party on sixty days' notice.

    Over the last three years, the number of employees has decreased by approximately 9%. These reductions have been accomplished through normal attrition, and an emphasis on achieving improved operating efficiencies. During 2000, management of district operations was consolidated from twelve district managers to five regional directors, and a new vice president position was created to oversee district operations and provide for more clear accountability.

Item 2. Properties

    At September 30, 2000, Cascade's utility plant investments included approximately 4,489 miles of distribution mains ranging in diameter from two inches to sixteen inches, 240 miles of transmission mains ranging in diameter from two inches to sixteen inches, and 2,940 miles of service lines.

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

Item 3. Legal Proceedings

    Incorporated herein by reference are the following:

    The information under "Environmental Matters" in Item 7.

    The information under "Litigation" in Note 12 to the financial statements in Item 8.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Executive Officers of the Registrant

    The executive officers of the Company, as of December 1, 2000, are as follows:

Name	Office	Age	Year Became Officer
W. Brian Matsuyama	Chairman of the Board, President and Chief Executive Officer	54	1987
Jon T. Stoltz	Senior Vice President—Planning, Regulatory & Consumer Affairs	53	1981
J. D. Wessling	Senior Vice President—Finance and Chief Financial Officer	57	1995
Larry E. Anderson	Vice President—Operations	52	1995
King C. Oberg	Vice President—Gas Supply	59	1993
James E. Haug	Controller and Chief Accounting Officer	51	1981
Larry C. Rosok	Vice President—Human Resources and Corporate Secretary	44	1995
William H. Odell	Vice President—Districts	38	2000
Linda Cies	Vice President—Information Technology	43	2000

    None of the above officers is related by blood, marriage or adoption to any other of the above named officers. With the exception of Linda Cies, each of the above named officers has been employed by the Company in a management capacity for at least the past five years. None of the above officers hold directorships in other public corporations. All officers serve at the pleasure of the Board of Directors.

    Linda Cies was employed by the Company in February, 1997, as Director—Development Services, and subsequently was Director—Information Technology. Prior to 1997, she was Manager—Information Services for an engineering consulting firm.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

	Fiscal 2000				Fiscal 1999
Quarter	High		Low		High		Low
December 31	$18	3/8	$15	3/8	$18	9/16	$16	1/8
March 31	16	7/16	13	3/8	18	1/8	14	15/16
June 30	18	1/8	14	15/16	19		14	5/8
September 30	17	15/16	15	1/2	18	11/16	16	9/16

    At September 30, 2000, there were 7,075 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

Quarter	2000	1999
December 31	$0.24	$0.24
March 31	$0.24	$0.24
June 30	$0.24	$0.24
September 30	$0.24	$0.24

Item 6. Selected Financial Data

	Year Ended September 30,				(Note) Nine Months Ended September 30,
	2000	1999	1998	1997	1996
	(dollars in thousands except per share data)
Statements of Operations:
Operating Revenues	241,936	208,610	189,656	195,786	127,665
Less: Gas Purchases	136,681	109,263	97,382	104,342	69,679
Revenue Taxes	15,261	13,280	12,037	12,430	8,420

Operating Margin	89,994	86,067	80,237	79,014	49,566

Cost of Operations:
Operating expenses	36,970	36,313	37,310	35,670	25,058
Depreciation and amortization	13,293	12,841	13,470	13,416	9,362
Property and payroll taxes	4,734	4,574	4,420	3,989	3,181

	54,997	53,728	55,200	53,075	37,601

Earnings From Operations	34,997	32,339	25,037	25,939	11,965

Nonoperating Expense (Income):
Interest	10,936	10,486	10,132	9,436	7,459
Interest charged to construction	(322)	(383)	(550)	(532)	(569)

	10,614	10,103	9,582	8,904	6,890
Amortization of debt issuance expense	607	603	605	612	459
Other	(649)	(495)	(388)	(467)	(2)

	10,572	10,211	9,799	9,049	7,347

Earnings Before Income Taxes	24,425	22,128	15,238	16,890	4,618
Income Taxes	9,051	8,075	5,694	6,263	1,606

Net Earnings	15,374	14,053	9,544	10,627	3,012
Preferred Dividends	4	483	497	510	393

Net Earnings Available to Common Shareholders	$15,370	$13,570	$9,047	$10,117	$2,619

Net Earnings per Common Share (Basic and diluted)	$1.39	$1.23	$0.82	$0.93	$0.28

Note—In 1996, the Company changed from a calendar year to a fiscal year, and the nine months ended September 30, 1996 was the transition period.

	At September 30,
	2000	1999	1998	1997	1996
	(dollars in thousands except per share data)
Retained Earnings:
Beginning of the year	$5,970	$3,003	$4,553	$4,901	$9,297
Net earnings available to common shareholders	15,370	13,570	9,047	10,117	2,619
Common dividends	(10,604)	(10,603)	(10,597)	(10,465)	(7,015)

End of the year	$10,736	$5,970	$3,003	$4,553	$4,901

Capital Structure:
Common shareholders' equity	$119,161	$114,395	$111,428	$111,662	$109,126
Redeemable preferred stocks	62	6,186	6,408	6,630	6,851

Debt:
Long-term debt	125,000	125,000	110,650	121,150	101,850
Notes Payable and Commercial Paper	1,500	—	6,929	12,900	—
Current maturities of long-term debt	—	—	10,000	—	—

	126,500	125,000	127,579	134,050	101,850

Total capital	$245,723	$245,581	$245,415	$252,342	$217,827

Financial Ratios:
Return on common shareholders' equity	12.51%	11.52%	7.77%	8.75%	8.09%
Common stock dividend payout ratio	69%	78%	117%	103%	257%
Cash dividends declared per common share	$0.96	$0.96	$0.96	$0.96	$0.72
Fixed charge coverage (before income tax deduction):
Times interest earned	3.12	3.00	2.42	2.68	2.17
Times interest and preferred dividends earned	3.12	2.80	2.26	2.48	2.01
Book value per year-end share of common stock	$10.79	$10.33	$10.09	$10.18	$10.12
Capitalization Ratios at End of Year
Common shareholders' equity	48.5%	46.6%	45.4%	44.3%	50.1%
Preferred stock	0.0%	2.5%	2.6%	2.6%	3.1%
Long-term debt (incl. current)	50.9%	50.9%	49.2%	48.0%	46.8%
Short-term debt	0.6%	0.0%	2.8%	5.1%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%

Utility Plant:
Utility plant—end of year	$468,789	$453,278	$433,568	$416,365	$383,771
Accumulated depreciation	189,058	177,878	167,356	160,332	147,599

Net plant	$279,731	$275,400	$266,212	$256,033	$236,172

Capital expenditures, net of contributions in aid	$15,937	$17,262	$23,780	$21,626	$26,053

Total assets	$327,854	$315,569	$311,511	$307,703	$296,381

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the fiscal years ended September 30, 2000, 1999, and 1998.

EARNINGS PER SHARE

    Net earnings available to common shareholders were $15,370,000, $1.39 per common share for fiscal 2000, representing a 13% improvement over the $13,570,000, $1.23 per common share, reported for fiscal 1999. The improvement in earnings is primarily the result of operating margin increases that exceeded the increase in operating and other costs.

    1999 versus 1998. Fiscal 1999 earnings represent a 50% improvement over the $9,047,000, $0.82 per common share reported for fiscal 1998. The improvement was primarily the result of higher operating margins. Lower operating expenses and depreciation charges also contributed to the improved earnings.

OPERATING MARGIN

    Operating margin for the year improved $3.9 million, with $1.2 million attributed to growth in residential and commercial margin, and $2.7 million from increased margins from industrial customers.

    Residential and Commercial Margin for the fiscal years ended September 30, 2000, 1999, and 1998 are set forth in the table below:

	12 months ended September 30,
	2000	1999	1998
	(Dollars in thousands)
Degree Days	5,372	5,535	5,031
Average Number of Customers
Residential	157,116	150,068	142,537
Commercial	27,186	26,360	25,409
Average Therm Usage Per Customer
Residential	776	799	747
Commercial	3,926	4,058	3,931
Operating Margin
Residential	$35,977	$34,850	$30,436
Commercial	$21,924	$21,845	$19,648

    Fiscal 2000 operating margins from sales to residential and commercial customers were up $1,206,000, or 2.1%, compared to fiscal 1999. The primary factors contributing to this improvement were increased deliveries to residential customers resulting from growth in the number of customers.

    Increases in the number of residential and commercial customers contributed approximately $1.8 million and $0.7 million respectively of new margin. These improvements were partially offset by reductions in consumption per customer resulting from warmer than normal weather. Weather in fiscal 2000, as measured by heating degree-days, was approximately 5% warmer than normal, and 3% warmer than fiscal 1999.

    1999 versus 1998.  Fiscal 1999 operating margins from sales to residential and commercial customers were up $6,611,000, or 13.2%, compared to fiscal 1998. The primary factors contributing to this improvement were increased per-customer gas usage, increased number of customers, and a $1 per month increase in the monthly service charge paid by Washington customers.

    Approximately $2.8 million of the increase was attributable to increased consumption per customer, largely due to colder weather. Weather in fiscal 1999, as measured by heating degree-days,

while approximately 2% warmer than normal, was 10% colder than fiscal 1998. Improvement of approximately $2.4 million was the result of the 5% increase in the number of customers.

    A $1 per month service charge increase added approximately $1.3 million in margin. The increase was offset by a corresponding decrease in the rates charged to industrial customers. This shift in rate responsibility was approved by the Washington Utilities & Transportation Commission effective August 1, 1996. The approval provided for a phased in shift of rate responsibility in three annual increments, on August 1, 1996, 1997, and 1998. The intended result was to produce no direct bottom line impact.

    Industrial and Other Margin in fiscal 2000 increased $2.7 million, or 9.2% from fiscal 1999. Approximately $1.9 million of this improvement resulted from increased gas deliveries to electric generation customers. Increased demand for electricity is the main reason for this higher gas usage. Historically, gas consumption by, and margin from electric generation customers has been subject to significant volatility. Over the past four years, annual margins from these customers has varied from $7.7 million to $10.7 million. Additionally, approximately $0.5 million in margins came from 35 smaller, new industrial customers and about $0.3 million resulted from consumption increases by other industrial customers.

    1999 versus 1998.  Margins from industrial and other customers in fiscal 1999 decreased $840,000, or 2.8% from fiscal 1998. Approximately $1.3 million represents the rate reduction offset for the increased residential and commercial service charges. Also in 1999, margins from the sales of spot market gas declined $519,000. Partially offsetting these decreases is approximately $800,000 in margins from 70, mostly smaller, new industrial customers and $700,000 from consumption increases by existing industrial customers.

COST OF OPERATIONS

    Cost of operations, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, was $55.0 million, $53.7 million, and $55.2 million for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

    Operating Expenses for fiscal 2000, which are primarily labor and benefits expenses, increased $657,000, or 1.8% from 1999. The net increase reflected changes in various categories of expense. Significant changes included a $652,000 (2.7%) decrease in labor expense related to reductions in the number of employees. The average number of employees in fiscal 2000 was 446, compared to 468 in fiscal 1999. These reductions were achieved through normal attrition. Employee benefits expense increased $337,000 (3.3%) mostly attributable to higher accruals for medical benefits costs. The provision for uncollectible accounts increased $316,000 (52%) mostly due to establishing a reserve related to an account due from an industrial customer. Office and administrative expenses, including hiring costs, supplies, postage, and collection costs, increased $213,000 (9.1%). Purchased services expenses increased $198,000 (13.2%), and included $155,000 in fees paid related to mitigation of property tax increases. Services provided for those fees resulted in the avoidance of approximately $350,000 in annual property tax increases.

    1999 versus 1998.  For fiscal 1999, expenses decreased $997,000, or 2.7% from 1998. Improved efficiencies resulted in the reduction of 22 positions between September 30, 1998 and September 30, 1999. The average employee count in 1999 was 468 compared to 483 in 1998, and these reductions were achieved through normal attrition and early retirements. As a result of these staffing reductions, savings in labor expense of $946,000 were realized in 1999 compared to 1998. In addition, overtime pay decreased $137,000. These reductions were offset by $1.3 million of normal wage and salary rate increases, and incentive compensation accruals for all salaried employees. Additional reductions were achieved in other expense categories, including administrative, advertising, and operations.

    Depreciation and Amortization for fiscal 2000 increased $452,000, or 3.5% over 1999, representing incremental depreciation expense on new assets placed in service.

    1999 versus 1998.  For fiscal 1999, Depreciation and Amortization decreased $629,000, or 4.7% from 1998. Based on results of a depreciation study, conducted during 1998, the Company implemented lower depreciation rates effective with the fourth quarter of fiscal 1998. The annual effect of the lower rates is an approximate $2 million reduction in depreciation expense. The effect on the comparison of fiscal 1999 to 1998 is approximately $1.5 million. Incremental depreciation expense on new assets placed in service was approximately $900,000.

    Property and Payroll Taxes for fiscal 2000 increased $159,000, or 3.5% over fiscal 1999, entirely attributable to property tax increases related in large part to asset additions.

    1999 versus 1998.  Property and payroll taxes for fiscal 1999 were higher by $154,000, or 3.5% compared to fiscal 1998. Of the increase, $111,000 is related to the timing of recognition of property tax reductions in Oregon.

NONOPERATING EXPENSE (INCOME)

    Interest expense in fiscal 2000, net of interest capitalized, increased $511,000 (5.1%) over fiscal 1999 because of higher average long-term debt balances, and higher average balances of deferred gas cost accounts. Other non-operating income increased $154,000 primarily from higher interest income on deposits of cash and cash equivalents.

    1999 versus 1998.  Interest expense for 1999 increased by $354,000 or 3.5% from fiscal 1998. The increase was due primarily to higher long-term debt, higher average short-term debt and deferred gas cost balances. Interest charged to construction decreased $167,000 because of lower construction expenditures and lower balances in construction work in progress. Other income increased $107,000, mainly because of a gain of $174,000 on the sale of non-utility property, partially offset by reductions in interest and other income of $67,000.

INCOME TAXES

    The increase in the provision for federal and state income taxes is attributable to improvements in pre-tax earnings. The average effective income tax rate for fiscal 2000 was 37.1% compared to 36.5% for 1999 and 37.4% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a revolving credit commitment of $40 million from a bank. This agreement expires in 2004. The annual commitment fee is 0.125% through November 2000, and 0.16% thereafter. The Company also has $20 million of uncommitted lines from two banks.

    A Medium-Term Note program provides longer term financing with $125 million outstanding at September 30, 2000. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

OPERATING ACTIVITIES

    Cash provided by operating activities in fiscal 2000 was $32.2 million, compared to $28.2 million in fiscal 1999. The increase is primarily from higher net earnings. Cash from operating activities, less cash dividends paid, provided 100% of capital expenditures in fiscal 2000, as was the case in 1999.

    The company increased its rates to its core customers effective August 1, 2000 in Washington and October 1, 2000 in Oregon. The purpose of the increase is to pass along the effect of significantly higher wholesale costs of natural gas that will be in effect during the coming year. The rate adjustment approved by the WUTC also includes a provision to refund to customers amounts that had been deferred since prior to 1996. This refund will mitigate some of the increase to be experienced by customers. The Company expects to refund approximately $4 million during fiscal 2001, which will negatively affect operating cash flow.

INVESTING ACTIVITIES

    Cash used by investing activities in fiscal 2000 was $15.3 million, compared to $16.1 million in 1999. Capital expenditures, net of customer contributions, in fiscal 2000 were $15.9 million, while the original budget was $23.5 million. Two projects related to facilities to serve large industrial customers, were either postponed or cancelled. The lower expenditures were also partially due to the Company's success in achieving a lower average investment per new residential and commercial customer.

    Budgeted capital expenditures for fiscal 2001 are approximately $25.4 million. This budget includes $18 million for new customer connections and distribution system replacement and reinforcement. The budget also includes $5.9 million in technology investments, most of which will be for an integrated financial and work management system. These expenditures are expected to be financed approximately 75% from operating activities, and 25% from debt financing.

FINANCING ACTIVITIES

    Cash used by financing activities was $15.2 million in fiscal 2000, and $14.0 million in 1999. Other than the payment of dividends, the principal financing activity in 2000 was the retirement of $6.1 million in preferred stock that matured in the first fiscal quarter. The redemption was initially funded with short-term debt, and at September 30, 2000, there was $1.5 million in short-term debt.

REGULATORY MATTERS

    The Company's earnings from its operations in Oregon are subject to an earnings sharing mechanism pursuant to an arrangement with the OPUC, adopted in fiscal 1999. Under that mechanism, first effective for calendar year 1999, Cascade shares with its Oregon customers one third of earnings that exceed a return on equity (ROE) threshold. The ROE threshold is periodically adjusted based upon the change in the average US Treasury 5, 7, and 10-year bond rates. Based upon current bond rates, the ROE ceiling before any sharing occurs is 13.20%. The amount of sharing related to calendar 1999 operations was $107,000. The estimated effect of this sharing arrangement for the first nine months of calendar 2000 is $86,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The Company has fixed-rate debt obligations, but does not have derivative financial instruments subject to interest rate risk. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities.

    The Company's natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company's PGA mechanisms assure the recovery of prudently incurred wholesale gas cost, therefore management believes the Company's commodity price risk is immaterial.

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

    We have audited the consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 2000 and 1999, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Seattle, Washington

November 10, 2000.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

	Year Ended September 30,
	2000	1999	1998
	(Dollars in thousands except per share data)
Operating Revenues	$241,936	$208,610	$189,656
Less
Gas purchases	136,681	109,263	97,382
Revenue taxes	15,261	13,280	12,037

Operating Margin	89,994	86,067	80,237

Cost of Operations
Operating expenses	36,970	36,313	37,310
Depreciation and amortization	13,293	12,841	13,470
Property and payroll taxes	4,734	4,574	4,420

	54,997	53,728	55,200

Earnings from operations	34,997	32,339	25,037

Nonoperating Expense (Income)
Interest	10,936	10,486	10,132
Interest charged to construction	(322)	(383)	(550)

	10,614	10,103	9,582
Amortization of debt issuance expense	607	603	605
Other	(649)	(495)	(388)

	10,572	10,211	9,799

Earnings Before Income Taxes	24,425	22,128	15,238
Income Taxes	9,051	8,075	5,694

Net Earnings	15,374	14,053	9,544
Preferred Dividends	4	483	497

Net Earnings Available to Common Shareholders	$15,370	$13,570	$9,047

Net Earnings Per Common Share (basic and diluted)	$1.39	$1.23	$0.82

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2000	1999
	(Dollars in thousands)
ASSETS
Utility Plant	$468,789	$453,278
Less accumulated depreciation	189,058	177,878

	279,731	275,400
Construction work in progress	5,113	6,891

	284,844	282,291

Other Assets
Investments in non utility property	202	202
Notes receivable, less current maturities	411	577

	613	779

Current Assets
Cash and cash equivalents	2,132	410
Accounts receivable and current maturities of notes recievable, less allowance of $1,224 and $622 for doubtful accounts	21,073	12,644
Materials, supplies, and inventories	6,238	6,250
Prepaid expenses and other assets	6,497	5,584

	35,940	24,888

Deferred Charges	6,457	7,611

	$327,854	$315,569

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS, AND LIABILITIES
Common Shareholders' Equity
Common stock, par value $1 per share Authorized, 15,000,000 shares; issued and outstanding, 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Retained earnings	10,736	5,970

	119,161	114,395

Redeemable Preferred Stocks, aggregate redemption amount of $73 and $6,338	62	6,186

Long-Term Debt	125,000	125,000

Current Liabilities
Notes payable and commercial paper	1,500	—
Accounts payable	14,741	8,933
Property, payroll, and excise taxes	4,509	3,434
Dividends and interest payable	7,525	7,614
Other current liabilities	5,060	4,527

	33,335	24,508

Deferred Credits and Other
Gas cost changes	15,047	12,210
Income taxes	20,767	19,405
Investment tax credits	2,100	2,302
Other	12,382	11,563

	50,296	45,480

Commitments and Contingencies (Note 12)	—	—

	$327,854	$315,569

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock
			Paid-In Capital	Retained Earnings
	Shares	Par Value
	(Dollars in thousands except per share data)
Balance, September 30, 1997	10,966,732	$10,967	$96,142	$4,553
Common stock issued:
Employee savings plan and retirement trust (401(k))	25,446	25	404
Dividend reinvestment plan	52,917	53	834
Cash dividends:
Common stock, $.96 per share				(10,597)
Preferred stock, senior, $.55 per share				(26)
7.85% cumulative preferred stock, $7.85 per share				(471)
Net earnings				9,544

Balance, September 30, 1998	11,045,095	11,045	97,380	3,003
Cash dividends:
Common stock, $.96 per share				(10,603)
Preferred stock, senior, $.55 per share				(12)
7.85% cumulative preferred stock, $7.85 per share				(471)
Net earnings				14,053

Balance, September 30, 1999	11,045,095	11,045	97,380	5,970
Cash dividends:
Common stock, $.96 per share				(10,604)
Preferred stock, senior, $.55 per share				(4)
Net earnings				15,374

Balance, September 30, 2000	11,045,095	$11,045	$97,380	$10,736

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2000	1999	1998
	(Dollars in thousands)
Operating Activities
Net earnings	$15,374	$14,053	$9,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,293	12,841	13,470
Deferrals of gas cost changes	1,298	818	4,463
Amortization of gas cost changes	1,539	1,062	(424)
Other deferrals and amortizations	2,310	2,359	1,802
Deferred income taxes and tax credits—net	783	2,373	1,568
Other	(212)	(174)	—
Change in current assets and liabilities	(2,129)	(5,154)	8,141

Net cash provided by operating activities	32,256	28,178	38,564

Investing Activities
Capital expenditures	(18,252)	(19,942)	(25,611)
Customer contributions in aid of construction	2,315	2,680	1,831
Other	635	1,155	862

Net cash used by investing activities	(15,302)	(16,107)	(22,918)

Financing Activities
Issuance of common stock	—	—	754
Redemption of preferred stock	(6,124)	(222)	(222)
Proceeds from long-term debt, net	—	14,888	—
Repayment of long-term debt	—	(10,650)	(500)
Changes in notes payable and commercial paper, net	1,500	(6,929)	(5,971)
Dividends paid	(10,608)	(11,086)	(10,531)

Net cash used by financing activities	(15,232)	(13,999)	(16,470)

Net Increase (Decrease) in Cash and Cash Equivalents	1,722	(1,928)	(824)
Cash and Cash Equivalents
Beginning of year	410	2,338	3,162

End of year	$2,132	$410	$2,338

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Business

    Cascade Natural Gas Corporation (the Company) is a local distribution company (LDC) engaged in the distribution of natural gas. The Company's service territory consists of towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho border in eastern Oregon.

    As of September 30, 2000, the Company had approximately 185,188 core customers and 188 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 16% of gas deliveries and 68% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

    Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is derived primarily from this distribution service. The principal industrial activities of its customers include the generation of electricity, processing of forest products, production of chemicals, refining of crude oil, production of aluminum, and processing of food.

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

Note 2—Summary of Significant Accounting Policies

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

    Depreciation of utility plant is computed using the straight-line method. The Company periodically conducts depreciation studies to establish and update asset depreciation lives. The most recent study was conducted in 1998, and current rates were effective July 1, 1998. Asset lives used for computing depreciation range from six to seventy years, and the weighted average annual depreciation rate is approximately 3.0%.

    Investments in non-utility property:  This consists primarily of real estate, carried at the lower of cost or estimated net realizable value.

    Notes receivable:  Notes receivable includes loans made to customers for the purchase of energy efficient appliances, which are generally the security for the loan. The loans have terms ranging from one to ten years at interest rates varying from 6.5% to 12%. Current maturities include a note receivable from one industrial customer.

    Cash and cash equivalents:  For purposes of reporting cash flows, the Company accounts for all liquid investments, with a purchased maturity of three months or less, as cash equivalents. The following provides additional information to the Consolidated Statements of Cash Flows:

	2000	1999	1998
	(Dollars in thousands)
Changes in current assets and current liabilities:
Accounts receivable	$(8,133)	$(3,196)	$2,596
Income taxes	563	(165)	2,261
Inventories	12	(38)	(326)
Prepaid expenses and other assets	(1,163)	(259)	(4)
Accounts payable and accrued expenses	7,016	(1,394)	3,782
Other	(424)	(102)	(168)

Net change in current assets and current liabilities	$(2,129)	$(5,154)	$8,141

Cash payments:
Interest (net of amounts capitalized)	$9,501	$9,136	$8,303
Income taxes	$7,664	$5,863	$1,876

    Materials, supplies and inventories:  Materials and supplies for construction, operations, and maintenance are recorded at cost. Inventories of natural gas are stated at the lower of cost or market.

    Regulatory accounts:  The Company's financial statements are prepared in accordance with Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement provides for the deferral of certain costs and benefits that would otherwise be recognized in revenue or expense, if it is probable that future rates will result in recovery from customers or refund to customers of such amounts.

    Regulatory assets (liabilities) at September 30, 2000 and 1999 include the following:

	2000	1999
	(Dollars in thousands)
Unamortized loss on reacquired debt	$3,968	$4,497
Gas cost changes	(15,047)	(12,210)
Deferred income taxes	(3,826)	(4,247)
Postretirement benefits other than pensions	1,687	2,436
Other, net	(223)	(316)

Net	$(13,441)	$(9,840)

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

    Federal income taxes:  The Company normalizes temporary differences between book income and taxable income, with the exception of depreciation differences on assets placed in service prior to 1981, consistent with the policies of the WUTC and OPUC. Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are measured based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using current tax rates. The Company files a consolidated federal income tax return.

    Investment tax credits:  Investment tax credits were deferred and are amortized over the remaining life of the property giving rise to the credit.

    Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, and in the determination of depreciable lives of utility plant.

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

    Comprehensive Income:  Comprehensive income for fiscal years ended September 30, 2000, 1999, and 1998 was equal to the Company's net earnings.

    Segment Reporting:  Management views the Company as operating as a single segment, that of a local distribution company in the Pacific Northwest. Therefore the financial statements do not include disclosure of segment information.

New Accounting Standards:

    SOP 98-1.  As of the first quarter of fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP establishes criteria for accounting for software costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external costs incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements, would be expensed under the provisions of SOP 98-1. The significance of this change is dependent upon the magnitude of the costs and the nature and complexity of specific software development or acquisition projects incurred in any period. For the quarter and year ended September 30, 2000, adoption of this standard had an immaterial effect on the financial position and results of operations.

    FAS Nos. 133 and 138.  In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities." This standard was amended in June 2000 by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Both standards are effective for fiscal years beginning after June 15, 2000, and have been adopted by the Company as of October 1, 2000. FAS No. 133 and 138 requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

    The Company has concluded that the majority of its contracts for the purchase, sale, transportation and storage of natural gas constitute "normal purchases and sales" under FAS No. 133 and 138, as such the majority of such contracts are not subject to the accounting requirements of the new standard. For the contracts that the Company believes are required to be accounted for under the standard, the Company has calculated the value of these contracts as of October 1, 2000 and will record a derivative asset of $205,000 and a derivative liability of $84,000. These contracts are short-term in nature and have minimal fixed price components. Management believes any gains or losses resulting from the eventual settlement of these contracts are subject to deferral under the Company's tariffs with the WUTC and OPUC. Therefore, the derivative amounts to be recorded as a result of adoption of these standards will be offset with a corresponding regulatory asset and liability pursuant to FAS No. 71. Thus, the adoption of FAS Nos. 133 and 138 will have no impact on recorded earnings.

    SAB No. 101.  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. Management believes that the Company's revenue recognition policies are consistent with the bulletin, and thus the bulletin has had no effect on the financial statements.

Note 3—Earnings per Share

    The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	2000	1999	1998
	(Dollars in thousands except per share data)
Net earnings	$15,374	$14,053	$9,544
Less: Preferred dividends	4	483	497

Net earnings available to common shareholders	$15,370	$13,570	$9,047

Weighted average shares outstanding	11,045	11,045	11,000
Plus: Issued on assumed exercise of stock options	5	1	—

Weighted average shares outstanding assuming dilution	11,050	11,046	11,000

Basic and diluted earnings per common share	$1.39	$1.23	$0.82

    The only dilutive securities are the stock options described in Note 6.

Note 4—Utility Plant

    Utility plant at September 30, 2000 and 1999 consists of the following components:

	2000	1999
	(Dollars in thousands)
Distribution plant	$417,675	$401,826
Transmission plant	14,633	14,086
Production plant	—	1,053
General plant	32,262	32,104
Intangible plant	212	212
Nondepreciable plant	4,007	3,997

	$468,789	$453,278

Note 5—Common Stock

    At September 30, 2000, shares of common stock are reserved for issuance as follows:

Number of shares
Employee Savings Plan and Retirement Trust (401(k) plan)	119,765
Dividend Reinvestment Plan	51,338
Director Stock Award Plan	4,112
Stock Incentive Plan (Note 6)	150,000

325,215

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

Note 6—Stock Compensation Plan

    At its annual meeting January 27, 1999, the Company adopted, and shareholders approved an incentive compensation plan, the 1998 Stock Incentive Plan (the Plan), under which officers and other key management employees may be granted options to purchase stock. The grants vest 1/3 per year over three years, and expire five years after the grant date. The weighted average remaining life of options outstanding at September 30, 2000 is 4.0 years.

    The following table summarizes the grants under option at September 30:

	2000		1999
	Wtd. Avg. Exercise Price	No. of Shares Under Option	Wtd. Avg. Exercise Price	No. of Shares Under Option
Balance at October 1	$16.50	38,000		—
Options granted	$14.94	53,100	$16.50	38,000

Balance at September 30	$15.90	91,100	$16.50	38,000

Exercisable at September 30	$16.50	12,667	None	None

    As of September 30, 2000, no options under the plan have been exercised, expired or cancelled. The weighted average fair value of options granted during the fiscal years of 2000 and 1999 are estimated at $2.56 and $2.44, respectively. The fair value was estimated at the date of the grants using a Black-Scholes option pricing model using the following assumptions:

	Options granted during
	2000	1999
Dividend yield	5.49%	4.52%
Expected volatility	23%	21%
Expected life	5 years	4 years
Risk-Free interest rate	5.73%	4.60%

    The Company accounts for stock-based compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. The exercise price of each grant was equal to the market price at the respective grant date, therefore no compensation expense has been recorded in connection with the Plan. Under FAS No. 123, "Accounting for Stock-Based Compensation," compensation expense is determined based on the fair value of the award and is recognized over the vesting period. Had compensation expense been determined in accordance with FAS 123, the Company's net earnings would have been as follows:

	2000	1999
Proforma net earnings	$15,325	$14,033
Proforma earnings per share, basic and diluted	$1.39	$1.23

    There would have been no effect on fiscal 1998 earnings because no stock options were granted prior to 1999.

Note 7—Redeemable Preferred Stocks

	2000		1999
	Shares	Amount	Shares	Amount
	(Dollars in thousands)
7.85% cumulative, $1.00 par value	—	$—	60,000	$6,000
$0.55 cumulative senior, series C, without par value	7,250	62	21,750	186

	7,250	$62	81,750	$6,186

    Preferred shareholders have preference over common shareholders in dividends and liquidation rights. The 7.85% cumulative preferred stock was redeemed in November 1999. The $0.55 cumulative senior preferred stock, Series C was fully redeemed in November 2000 for $73,000.

Note 8—Notes Payable and Commercial Paper

    The Company's short-term borrowing needs are met with a $40,000,000 revolving credit agreement with one of its banks. This agreement expires in November 2004. The annual commitment fee is 0.1250% through November 2000, and 0.1600% thereafter. The Company also has $20,000,000 of uncommitted lines from two banks.

	2000	1999	1998
	(Dollars in thousands)
Amount outstanding	$1,500	$—	$6,929
Average daily balance outstanding	2,670	8,122	6,201
Average interest rate, excluding commitment fee	6.08%	5.44%	5.83%
Maximum month end amount outstanding	$10,213	$23,713	$13,260

    Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under these restrictions, approximately $11,314,000 is available for payment of dividends as of September 30, 2000.

Note 9—Long-Term Debt

    Long-term debt at September 30, 2000 and 1999 consists of the following:

	2000	1999
	(Dollars in thousands)
Medium-term notes:
7.32% due August 2004	22,000	22,000
7.18% due October 2004	4,000	4,000
8.38% due January 2005	5,000	5,000
8.35% due July 2005	5,000	5,000
8.50% due October 2006	8,000	8,000
8.06% due September 2012	14,000	14,000
8.10% due October 2012	5,000	5,000
8.11% due October 2012	3,000	3,000
7.95% due February 2013	4,000	4,000
8.01% due February 2013	10,000	10,000
7.95% due February 2013	10,000	10,000
7.48% due September 2027	20,000	20,000
7.098% due March 2029	15,000	15,000

Total long-term debt	$125,000	$125,000

    None of the long-term debt includes sinking fund requirements. Annual obligations for redemption of long-term debt are as follows: None in fiscal years 2000 through 2003 and $22,000,000 in fiscal year 2004, and $103,000,000 thereafter.

Note 10—Income Taxes

    Pursuant to the provisions of FAS No. 109, the Company has recorded a deferred tax liability for the cumulative tax effect of basis differences on utility plant placed in service prior to 1981. Flow through accounting had previously been recorded with respect to these temporary differences. In addition, the Company has adjusted previously recorded deferred tax liabilities related to plant placed in service after 1980, due to reductions in tax rates. Due to regulatory policies regarding recovery of deferred taxes charged to customers through rates, a regulatory liability was recorded which offsets the effect of these adjustments to the deferred tax balances. Therefore these adjustments have had no effect on net earnings. The provision for income tax expense consists of the following:

	2000	1999	1998
	(Dollars in thousands)
Current tax expense	$8,269	$5,702	$4,126
Deferred tax expense	984	2,594	1,809
Amortization of deferred investment tax credits	(202)	(221)	(241)

	$9,051	$8,075	$5,694

    A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

	2000	1999	1998
	(Dollars in thousands)
Statutory federal income tax rate	35%	35%	35%
Income tax calculated at statutory federal rate	$8,549	$7,745	$5,333
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	191	177	117
Non-normalized depreciation differences	407	374	345
Amortization of investment tax credits	(202)	(221)	(241)
Other	106	0	140

	$9,051	$8,075	$5,694

Effective tax rate	37.1%	36.5%	37.4%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability at September 30, 2000 and 1999 are as follows:

	2000	1999
	(Dollars in thousands)
Deferred tax liabilities:
Basis differences on net fixed assets	$19,714	$17,484
Debt refinancing costs	1,420	1,610
Retirement benefit obligations	547	1,092

	21,681	20,186

Deferred tax assets:
Retirement benefit obligations	319	439
Provision for doubtful accounts	482	266
Other	113	76

	914	781

Net deferred tax liability	$20,767	$19,405

Note 11—Retirement Plans

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

    The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules. The following tables set forth the pension and health care plan disclosures:

Components of net periodic benefit cost

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
	(Dollars in thousands)
Service cost	$1,765	$1,784	$1,584	$469	$434	$394
Interest cost	3,187	2,838	2,617	1,739	1,316	1,201
Expected return on plan assets	(3,841)	(3,346)	(2,861)	(833)	(699)	(691)
Amortization of transition obligation	102	106	106	657	657	657
Amortization of prior service cost	481	424	378		—	—
Recognized net actuarial loss / (gain)	1	41	76	(218)	(341)	(371)
Special termination benefit	—	210	369	—	—	—

Net periodic benefit cost	$1,695	$2,057	$2,269	$1,814	$1,367	$1,190

	Pension Benefits		Other Benefits
	2000	1999	2000	1999
	(Dollars in thousands)
Change in benefit obligations
Projected benefit obligation at beginning of year	$40,887	$39,745	$18,280	$18,084
Service Cost	1,765	1,784	469	434
Interest Cost	3,188	2,839	1,739	1,316
Plan participants' contributions	—	—	25	21
Amendments	1,015	592	—	—
Termination Benefits	—	210	—	—
Benefits paid	(1,928)	(1,911)	(821)	(857)
Changes in assumptions	65	(2,673)	—	—
Actuarial (gain)/loss	(585)	301	4,709	(718)

Projected benefit obligation at end of year	$44,407	$40,887	$24,401	$18,280

Change in Plan Assets
Fair value of plan assets at beginning of year	$41,854	$36,254	$9,514	$7,966
Actual return on plan assets	6,104	4,646	736	838
Employer contributions	2,269	2,865	826	1,173
Plan participants' contributions	—	—	25	21
Benefits Paid	(1,928)	(1,911)	(821)	(484)

Fair value of plan assets at end of year	$48,299	$41,854	$10,280	$9,514

Funded Status	$3,891	$967	$(14,121)	$(8,766)
Unrecognized prior service cost	3,499	2,965	—	—
Unrecognized net (gain)/loss	(2,599)	183	3,226	(1,798)
Unrecognized transition obligation/(asset)	627	729	8,048	8,705

Net amount recognized in Consolidated Statements	$5,418	$4,844	$(2,847)	$(1,859)

	2000	1999
Weighted Average Assumptions
Discount rate	7.75%	7.75%
Average compensation increase	5.00%	5.00%
Expected rate of return on plan assets
Pension plan	9.00%	9.00%
Supplemental executive retirement plan	8.50%	8.50%
Postretirement medical benefit plan	8.75%	8.75%

Health care cost trend

    The assumed health care cost trend rate used in measuring the APBO is 8.0% for fiscal 2001, trending down to 5.5% in 2006. A one percent change in the assumed health care cost trend rate would have the following effects as of September 30, 2000:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on service and interest cost	$392	$(318)
Effect on postretirement benefit obligation	$3,514	$(2,890)

    The pension plan was amended, effective January 1, 2000, so that for salaried employees, the past service benefit calculation was changed to the five-year period ended December 31, 1998 from the five-year period ended December 31, 1994. An amendment to the pension plan, effective April 1, 1999, increased the projected benefit obligation for union employees represented by the collective bargaining agreement of the International Chemical Workers Union.

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

    The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company will match each employee's contribution at a rate of 75% of the employee's contribution up to 6% of the employee's compensation, as defined. The Company recognized costs for contributions to this plan of $889,000, $810,000, and $769,000, for 2000, 1999 and 1998, respectively.

Note 12—Commitments and Contingencies

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

    The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change:

Fiscal Year Ending September 30	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(Dollars in thousands)
2001	$42,377	$25,695	$3,123	$71,195
2002	42,943	25,559	2,735	71,237
2003	35,174	25,559	2,735	63,468
2004	35,174	25,559	2,735	63,468
2005	9,373	25,559	2,735	37,667
Thereafter	21,668	237,533	24,617	283,818

	$186,709	$365,464	$38,680	$590,853

    Purchases under these contracts for fiscal 2000, 1999, and 1998, including commodity purchases, as well as demand charges have been as follows:

	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(Dollars in thousands)
2000	$69,168	$31,852	$3,423	$104,443
1999	$60,231	$30,224	$3,786	$94,241
1998	$47,102	$28,901	$4,830	$80,833

Environmental Matters

    There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade.

    The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement. Through the end of the fiscal year the amounts spent, primarily on investigation and containment, has been immaterial.

    The second claim was received in 1997, and relates to a site in Washington. An investigation has determined there is evidence of contamination at the site, but there is also evidence of an oil line, operated by an unrelated party, crossing the property, which may have also contributed to the contamination. There is currently not enough information available to estimate the potential liability associated with this claim. The party who originally made this claim has not been actively pursuing it.

    Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the WUTC and OPUC have previously allowed regulated utilities to increase customer rates to recover similar costs.

Litigation

    Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denies any responsibility for these injuries, and the parties are engaged in discovery. This case is scheduled for trial in May 2001. There is currently not enough information available to estimate the Company's potential liability associated with this claim, but its self-insured exposure with respect to such claims is $1 million. No other claim now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Note 13—Fair Value of Financial Instruments

    The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 2000 and 1999, of financial instruments whose values are sensitive to market conditions are set forth in the following table:

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Redeemable Preferred Stock	$62	$73	$6,186	$6,270
Long-term Debt	$125,000	$133,209	$125,000	$144,893

Note 14—Interim Results of Operations (unaudited)

	Quarter Ended
	September 30, 2000	June 30, 2000	March 31, 2000	December 31, 1999
	(thousands except per share data)

Operating revenues	$37,752	$41,563	$88,830	$73,791
Gas costs and revenue taxes	23,926	25,495	56,338	46,183

Operating margin	13,826	16,068	32,492	27,608
Cost of operations	14,293	13,444	14,243	13,017

Earnings (loss) from operations	(467)	2,624	18,249	14,591
Interest and other, net	2,612	2,692	2,709	2,559

Earnings (loss) before income taxes	(3,079)	(68)	15,540	12,032
Income taxes	(990)	(23)	5,672	4,392

Net earnings (loss)	(2,089)	(45)	9,868	7,640
Preferred dividends	1	1	1	1

Net earnings (loss) available to Common Shareholders	$(2,090)	$(46)	$9,867	$7,639

Net earnings (loss) per common share—basic and diluted	$(0.19)	$(0.00)	$0.89	$0.69

	Quarter Ended
	September 30, 1999	June 30, 1999	March 31, 1999	December 31, 1998
	(thousands except per share data)

Operating revenues	$31,706	$42,869	$71,118	$62,917
Gas costs and revenue taxes	19,288	25,577	41,923	35,755

Operating margin	12,418	17,292	29,195	27,162
Cost of operations	12,712	13,501	13,791	13,724

Earnings (loss) from operations	(294)	3,791	15,404	13,438
Interest and other, net	2,528	2,477	2,584	2,622

Earnings (loss) before income taxes	(2,822)	1,314	12,820	10,816
Income taxes	(1,291)	503	4,801	4,062

Net earnings (loss)	(1,531)	811	8,019	6,754
Preferred dividends	120	121	119	123

Net earnings (loss) available to Common Shareholders	$(1,651)	$690	$7,900	$6,631

Net earnings (loss) per common share—basic and diluted	$(0.15)	$0.06	$0.72	$0.60

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Cascade Natural Gas Corporation and Subsidiaries
Seattle, Washington

    We have audited the consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 2000 and 1999, and the related consolidated statements of net earnings available to common shareholders, common shareholders' equity, and cash flows for the years ended September 30, 2000, 1999, and 1998, and have issued our report thereon dated November 10, 2000; such consolidated financial statements and report are included in Part II of this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Cascade Natural Gas Corporation, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

Deloitte & Touche LLP

Seattle, Washington
November 10, 2000

SCHEDULE II

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
	(Dollars in thousands)
Allowance for Doubtful Accounts:
Year ended:
September 30, 1998	$529	585		469	$645
September 30, 1999	$645	686		709	$622
September 30, 2000	$622	561		476	$707
Reserve—Notes Receivable
September 30, 1998	$1,786	151		12	$1,925
September 30, 1999	$1,925	32		1,838	$119
September 30, 2000	$119	520			$639

Note: Accounts written off, net of recoveries

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10. Directors and Executive Officers of the Registrant

    Reference is made to the information regarding directors under the caption "Election of Directors" on pages 1 through 3 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 and 5 of the Proxy Statement sent to shareholders for the 2001 Annual Meeting (the 2001 Proxy Statement), which information is incorporated herein by reference.

Item 11. Executive Compensation

    Reference is made to the information regarding executive compensation set forth in the 2001 Proxy Statement under "Executive Compensation" on pages 8 and 9, "Retirement Plan" on page 10, "Executive Supplemental Retirement Income Plan" on page 11, "Employment Agreements" on pages 11 and 12, "Supplemental Benefit Trust" on page 12, "Director Compensation" on page 12, and under "Compensation Committee Interlocks and Insider Participation" on page 13, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 2001 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Reference is made to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the 2001 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1. Financial Statements (Included in Part II of this report):

    Independent Auditors' Report

    Consolidated Statements of Net Earnings Available to Common Shareholders for the Years Ended September 30, 2000, 1999, and 1998

    Consolidated Balance Sheets, September 30, 2000 and 1999

    Consolidated Statements of Common Shareholders' Equity for the Years Ended September 30, 2000, 1999, and 1998

    Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999, and 1998

    Notes to Consolidated Financial Statements

  (a)
  2. Financial Statement Schedules (Included in Part II of this report):

    Independent Auditors' Report on Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

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

CASCADE NATURAL GAS CORPORATION
December 18, 2000 Date	By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President—Finance, Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. BRIAN MATSUYAMA W. Brian Matsuyama	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2000
/s/ J. D. WESSLING J. D. Wessling	Sr. Vice President—Finance, Chief Financial Officer (Principal Financial Officer)	December 18, 2000
/s/ JAMES E. HAUG James E. Haug	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 18, 2000
/s/ MELVIN C. CLAPP Melvin C. Clapp	Director	December 18, 2000
/s/ DAVID A. EDERER David A. Ederer	Director	December 18, 2000
/s/ LARRY L. PINNT Larry L. Pinnt	Director	December 18, 2000
/s/ BROOKS G. RAGEN Brooks G. Ragen	Director	December 18, 2000
/s/ MARY A. WILLIAMS Mary A. Williams	Director	December 18, 2000

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed July 19, 1996.
3.2	Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed July 19, 1996.
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
10.4
Service Agreement (Liquefaction—Storage Gas Service under Rate Schedule SGS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant's 1993 Form 10-K.
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
10.7	Natural Gas Sales Agreement dated November 1, 1998, between Engage Energy US L.P., and the Registrant. Incorporated by reference to Exhibit 10.7 to the Registrant's 1999 Form 10-K.
10.8	Intentionally omitted.

10.9	Intentionally omitted.
10.11	Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 10-K.
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
10.21.1
Amended Exhibit A, effective October 1, 2000, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

10.22
Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and the Registrant Incorporated by reference to Exhibit 10.22 to the Registrant's 1994 Form 10-K.
10.22.1
Amendment dated September 8, 2000, to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Engage Energy Canada L.P. and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
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
10.31	Form of employment agreement between the Registrant and W. Brian Matsuyama, and each other executive officer of the Registrant.* Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.
10.32
Gas Storage Management Agreement, dated November 17, 1999, between Amoco Energy Trading Corporation, Part of BP Amoco Group, and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT. Incorporated by reference to Exhibit 10.32 to the Registrant's 1999 Form 10-K.
10.33
Agreement for Jackson Prairie Storage Service, dated October 7, 1999, between Engage Energy Canada, L.P. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT. Incorporated by reference to Exhibit 10.33 to the Registrant's 1999 Form 10-K.

12.	Statement regarding computation of ratio of earnings to fixed charges and preferred dividend requirements.
21.	A list of the Registrant's subsidiaries is omitted because the subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.
23.	Consent of Deloitte & Touche LLP to the incorporation of their reports in the Registrant's registration statements.
27.	Financial Data Schedule.

*
Management contract or compensatory plan or arrangement.

QuickLinks

Table of Contents
SIGNATURES
INDEX TO EXHIBITS