Form 10-Q
period 2000-12-31
CASCADE NATURAL GAS CORP
filed 2001-02-09
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0599090 (IRS Employer Identification No.)
222 Fairview Avenue North, Seattle, WA (Address of principal executive offices)	98109 (Zip code)

(206) 624-3900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of January 31, 2001

CASCADE NATURAL GAS CORPORATION

Index

PART I. Financial Information

Item 1. Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
(unaudited)

	Three Months Ended
	Dec 31, 2000	Dec 31, 1999
	(thousands except per share data)
Operating revenues	$104,965	$73,791
Less: Gas purchases	68,464	41,869
Revenue taxes	6,881	4,314

Operating margin	29,620	27,608

Cost of operations:
Operating expenses	9,056	8,545
Depreciation and amortization	3,399	3,280
Property and payroll taxes	1,219	1,191

	13,674	13,016

Earnings from operations	15,946	14,592
Less interest and other deductions—net	2,726	2,559

Earnings before income taxes	13,220	12,033
Income taxes	4,825	4,392

Net earnings	8,395	7,641

Preferred dividends	—	1

Net earnings available to common shareholders	$8,395	$7,640

Weighted average common shares outstanding	11,045	11,045
Net earnings per common share, basic and diluted	$0.76	$0.69

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	Dec 31, 2000	Sep 30, 2000
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $192,517 and $189,058	$280,688	$279,732
Construction work in progress	6,176	5,112

	286,864	284,844

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	386	411

	588	613

Current Assets:
Cash and cash equivalents	6,435	2,132
Accounts receivable, less allowance of $1,231 and $1,224 for doubtful accounts	52,673	20,601
Current maturities of notes receivable	464	473
Materials, supplies and inventories	5,676	6,238
Prepaid expenses and other assets	6,742	6,496

	71,990	35,940

Deferred Charges	6,388	6,457

	$365,830	$327,854

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Retained earnings	16,480	10,736

	124,905	119,161

Redeemable Preferred Stocks, aggregate redemption amount of $0 and $73	—	62

Long-term Debt	125,000	125,000

Current Liabilities:
Notes payable and commercial paper	10,000	1,500
Accounts payable	43,825	14,741
Property, payroll and excise taxes	7,612	4,859
Dividends and interest payable	5,102	7,525
Other current liabilities	9,731	4,711

	76,270	33,336

Deferred Credits and Other:
Gas cost changes	3,176	15,047
Other	36,479	35,248

	39,655	50,295

Commitments and Contingencies	—	—
	$365,830	$327,854

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Dec 31, 2000	Dec 31, 1999
	(dollars in thousands)
Operating Activities
Net earnings	$8,395	$7,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,399	3,280
Deferrals of gas cost changes	(11,018)	1,658
Amortization of gas cost changes	(853)	631
Other deferrals and amortizations	1,842	981
Deferred income taxes and tax credits—net	241	223
Other	—	131
Change in current assets and liabilities	1,731	(10,083)

Net cash provided by operating activities	3,737	4,462

Investing Activities
Capital expenditures	(5,410)	(4,353)
Customer contributions in aid of construction	155	1,361
Other	34	99

Net cash used by investing activities	(5,221)	(2,893)

Financing Activities
Redemption of preferred stock	(62)	(6,124)
Changes in notes payable and commercial paper, net	8,500	10,213
Dividends paid	(2,651)	(2,652)

Net cash provided by financing activities	5,787	1,437

Net Increase in Cash and Cash Equivalents	4,303	3,006
Cash and Cash Equivalents
Beginning of year	2,132	410

End of period	$6,435	$3,416

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2000

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

    Reference is directed to the Notes to Consolidated Financial Statements contained in the 2000 Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

New Accounting Standards:

    FAS No. 133.  As of the first quarter of fiscal 2001, the Company adopted FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities.", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

    The Company has reviewed its various contractual arrangements to determine applicability of the standards, and has concluded only certain of its natural gas purchase contracts meet the criteria for definition of derivative assets or liabilities. The majority of contracts for the purchase, sale, transportation and storage of natural gas constitute "normal purchases and sales" under FAS Nos. 133 and 138, as such, they are not subject to the accounting requirements of the new standards. The applicable contracts do not qualify for the "normal purchases and sales" exemption because they contain fixed-price and optionality provisions. These contracts are short-term in nature and have minimal fixed price components. For these contracts, the Company recorded a derivative asset of $205,000 and a derivative liability of $84,000, representing the values as of the October 1, 2000 date of adoption of the standard.

    Management believes any gains or losses resulting from the eventual settlement of these contracts are subject to deferral under the Company's tariffs with the WUTC and OPUC. Therefore, the derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Other Deferred Credits" and "Deferred Charges", pursuant to FAS No. 71. Thus, the adoption of FAS Nos. 133 and 138 had no impact on earnings.

    As of December 31, 2000, the derivative asset value is $69,000, included in "Prepaid expenses and other assets." The derivative liability value is $173,000, included in "Other current liabilities."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three month periods ended December 31, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

    Net earnings available to common shareholders for the first quarter of fiscal 2001 (quarter ended December 31, 2000) was $8,395,000, or $0.76 per share, compared to $7,640,000, or $0.69 per share, for the quarter ended December 31, 1999. This represents a 10% improvement in first quarter earnings per share over first quarter 2000 results. Improvements in results for the quarter are primarily attributable to increases in operating margins that exceeded increases in costs of operations.

Operating Margin

    Residential and Commercial Margin.  Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

Residential and Commercial Operating Margin

	First Quarter of Fiscal
			Percent Change
	2001	2000
	(dollars in thousands)
Degree Days	2,308	1,944	18.7%
Average Number of Customers
Residential	162,342	155,119	4.7%
Commercial	27,648	26,892	2.8%
Average Therm Usage per Customer
Residential	295	267	10.5%
Commercial	1,443	1,416	1.9%
Operating Margin
Residential	$13,194	$11,798	11.8%
Commercial	$8,218	$7,447	10.4%

    For the quarter ended December 31, 2000, operating margin from sales to residential and commercial customers increased $2,167,000 from the same period last year. The addition of 7,979 new customers provided approximately $824,000 margin. Most of the remaining $1,343,000 improvement was the result of higher gas consumption per customer. The higher consumption was driven primarily by colder weather, as measured by degree days for the quarter.

    Industrial and Other Margin.  Operating margin from industrial and other customers declined $222,000, or 2.6%, quarter to quarter, in spite of the addition of 10 new customers who provided approximately $35,000 in margin. The reduction is primarily due to lower gas deliveries to industrial customers. From late November through December, spot market prices of natural gas in the Northwest were exceptionally high, far exceeding prices in the rest of the nation. Some industrial customers who relied on the spot market for their natural gas supplies reduced their operating levels or switched to alternative fuels, primarily oil products. Subsequent to the end of the quarter, Northwest spot market prices have dropped back to levels in line with the rest of the nation, and below the posted prices of oil alternatives. As a result, management believes that over time, the affected customers will return to using natural gas.

Cost of Operations

    Cost of operations for the quarter ended December 31, 2000, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $658,000 or 5.1% from the quarter ended December 31, 1999.

    Operating Expenses, which are primarily labor and benefits expenses, increased $511,000, or 6.0%, for the quarter. Most of the increase is accounted for from a $130,000 increase in performance incentive compensation, and a $340,000 increase in consulting costs related to implementation of new integrated work management and financial software planned for completion in the summer of 2001.

    Depreciation and Amortization increased $119,000, or 3.6%, for the quarter ended December 31, 2000 compared to the same period a year earlier, as a result of increases in depreciable assets mostly to serve an increasing customer base.

    Property and Payroll Taxes increased $28,000, or 2.4%, for the December 2000 quarter compared to a year earlier. The increase is primarily related to higher property assessments.

Interest and Other Deductions—Net

    Interest and other deductions—net, for the quarter was $2,726,000, a $167,000 (6.5%) increase from the December 1999 quarter. Included in the December 1999 quarter was a $136,000 credit for the gain on the sale of surplus property, which accounts for most of the difference.

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a revolving credit commitment of $40 million from a bank. This agreement expires in 2004. The annual commitment fee is 0.16%. The Company also has $20 million of uncommitted lines from two banks.

    A Medium-Term Note program provides longer term financing with $125 million outstanding at December 31, 2000. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

    Net cash provided by operating activities during the quarter was $3,737,000 compared to $4,462,000 for the December 1999 quarter. Operating cash flow was negatively affected by an $11 million under-recovery of gas costs for the December 2000 quarter. Wholesale costs of natural gas increased very significantly in the quarter, and as a result, unit costs of gas purchases far exceeded the amounts embedded in core customer rates for recovery of such costs. There was no direct earnings impact from the increases, and the effect was deferred. Effective January 12, 2001, the Washington Utilities and Transportation Commission approved a rate increase to reflect the higher gas cost, and subsequent recoveries through rates are expected to more closely track costs.

Investing Activities

    Cash used by investing activities for the quarter ended December 31, 2000 was $5,221,000, compared to $2,893,000 for the prior year's quarter. The comparison is affected by higher capital expenditures and lower customer contributions in the first quarter of fiscal 2001. Capital expenditures include $794,000 during the quarter for the acquisition and installation of a new integrated financial and work management software system. The implementation of this system is expected to be complete in the summer of 2001.

    Budgeted capital expenditures for fiscal 2001 are approximately $25.4 million. This budget includes $18 million for new customer connections and distribution system replacement and reinforcement. The budget also includes $5.9 million in technology investments, most of which will be for the integrated financial and work management system. These expenditures are expected to be financed approximately 75% from operating activities, and 25% from debt financing.

Financing Activities

    Net financing activities for the quarter ended December 31, 2000 provided $5,787,000, compared to $1,437,000 for the comparable period last year. During the first quarter of fiscal 2001, the Company's short-term debt increased $8.5 million primarily to fund capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II.  Other Information

Item 2.  Changes in Securities

    Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $102,894,000 as of December 31, 2000. Under this agreement, approximately $17,208,000 was available for payment of dividends at December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of shareholders on January 25, 2001, the following directors were elected by the vote indicated for terms of office expiring in 2002:

	For	Withheld
Carl Burnham, Jr.	9,236,579	163,421
Melvin C. Clapp	9,298,795	101,205
Thomas E. Cronin	9,304,427	95,573
David A. Ederer	9,301,209	98,791
Howard L. Hubbard	9,294,152	105,848
W. Brian Matsuyama	9,304,397	95,603
Larry L. Pinnt	9,295,581	104,419
Brooks G. Ragen	9,296,562	103,438
Mary A. Williams	9,292,697	107,303

Item 5.  Other Information

    Ratio of Earnings to Fixed Charges:

Twelve Months Ended
12/31/2000	9/30/2000	9/30/1999	9/30/1998	9/30/1997	9/30/1996
3.21	3.12	3.00	2.42	2.68	2.17

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
  b.
  Reports on Form 8-K:

  No reports were filed on Form 8-K during the quarter ended December 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
	By:	/s/ J. D. WESSLING
J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Date: February 9, 2001

QuickLinks

CASCADE NATURAL GAS CORPORATION Index
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS (unaudited)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
CASCADE NATURAL GAS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED DECEMBER 31, 2000
Residential and Commercial Operating Margin
SIGNATURE