Form 10-Q
period 2001-03-31
CASCADE NATURAL GAS CORP
filed 2001-05-08
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0599090 (I.R.S. Employer Identification No.)
222 Fairview Avenue North, Seattle, WA (Address of principal executive offices)	98109 (Zip code)
(Registrant's telephone number including area code)	(206) 624-3900

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of April 30, 2001

CASCADE NATURAL GAS CORPORATION

PART I. Financial Information

Item 1. Financial Statements

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Mar 31, 2001	Mar 31, 2000	Mar 31, 2001	Mar 31, 2000
	(thousands except per share data)
Operating revenues	$124,728	$88,830	$229,693	$162,621
Less: Gas purchases	86,552	50,500	155,016	92,370
Revenue taxes	7,381	5,838	14,262	10,151

Operating margin	30,795	32,492	60,415	60,100

Cost of operations:
Operating expenses	9,481	9,829	18,537	18,374
Depreciation and amortization	3,427	3,311	6,826	6,591
Property and payroll taxes	1,264	1,104	2,483	2,295

	14,172	14,244	27,846	27,260

Earnings from operations	16,623	18,248	32,569	32,840
Less interest and other deductions—net	2,472	2,709	5,198	5,268

Earnings before income taxes	14,151	15,539	27,371	27,572
Income taxes	5,165	5,672	9,990	10,064

Net earnings	8,986	9,867	17,381	17,508
Preferred dividends	—	1	—	2

Net earnings available to common shareholders	$8,986	$9,866	$17,381	$17,506

Weighted average common shares outstanding	11,045	11,045	11,045	11,045
Net earnings per common share, basic and diluted	$0.81	$0.89	$1.57	$1.58

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	Mar 31, 2001	Sep 30, 2000
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $195,958 and $189,058	$281,551	$279,732
Construction work in progress	6,269	5,112

	287,820	284,844

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	365	411

	567	613

Current Assets:
Cash and cash equivalents	56	2,132
Accounts receivable, less allowance of $1,297 and $1,224 for doubtful accounts	45,108	20,601
Current maturities of notes receivable	481	473
Materials, supplies and inventories	7,230	6,238
Prepaid expenses and other assets	6,943	6,496

	59,818	35,940

Deferred Charges
Deferred gas cost changes	25,984	—
Other	5,817	6,457

	31,801	6,457

	$380,006	$327,854

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Retained earnings	22,815	10,736

	131,240	119,161

Redeemable Preferred Stocks, aggregate redemption amount of $0 and $73	—	62

Long-term Debt	125,000	125,000

Current Liabilities:
Notes payable and commercial paper	37,000	1,500
Accounts payable	27,159	14,741
Property, payroll and excise taxes	7,622	4,859
Dividends and interest payable	2,691	7,525
Other current liabilities	11,194	4,711

	85,666	33,336

Deferred Credits and Other:
Gas cost changes	—	15,047
Other	38,100	35,248

	38,100	50,295

Commitments and Contingencies	—	—

	$380,006	$327,854

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	Mar 31, 2001	Mar 31, 2000
	(dollars in thousands)
Operating Activities
Net earnings	$17,381	$17,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,826	6,591
Deferrals of gas cost changes	(38,862)	4,995
Amortization of gas cost changes	(2,170)	1,376
Other deferrals and amortizations	1,746	1,427
Deferred income taxes and tax credits—net	549	431
Other	—	127
Change in current assets and liabilities	(9,118)	(6,781)

Net cash provided (used) by operating activities	(23,648)	25,674

Investing Activities
Capital expenditures	(9,915)	(7,821)
Customer contributions in aid of construction	1,312	781
Other	38	173

Net cash used by investing activities	(8,565)	(6,867)

Financing Activities
Redemption of preferred stock	(62)	(6,124)
Changes in notes payable and commercial paper, net	35,500	—
Dividends paid	(5,302)	(5,304)

Net cash provided (used) by financing activities	30,136	(11,428)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,077)	7,379
Cash and Cash Equivalents
Beginning of year	2,132	410

End of period	$55	$7,789

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001

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

New Accounting Standards:

    FAS No. 133.  As of the first quarter of fiscal 2001, the Company adopted FAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

    The Company has reviewed its various contractual arrangements to determine applicability of the standards, and has concluded only certain of its natural gas purchase contracts meet the criteria for definition of derivative assets or liabilities. The majority of contracts for the purchase, sale, transportation and storage of natural gas constitute "normal purchases and sales" under FAS Nos. 133 and 138, as such, they are not subject to the accounting requirements of the new standards. The applicable contracts generally do not qualify for the "normal purchases and sales" exemption because they contain fixed-price and option provisions. These contracts are short-term in nature and have minimal fixed price components. For these contracts, the Company recorded a derivative asset of $205,000 and a derivative liability of $84,000, representing the values as of the October 1, 2000 date of adoption of the standard.

    Generally, gains or losses resulting from the eventual settlement of these contracts are subject to deferral under the Company's tariffs with the WUTC and OPUC. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Other Deferred Credits" and "Deferred Charges", pursuant to FAS No. 71. Thus, as gains and losses on contracts in place as of October 1, 2000 were subject to deferral, the adoption of FAS Nos. 133 and 138 had no impact on earnings. Gains and losses on contracts not subject to deferral are recognized currently. As of and for the quarter ended March 31, 2001, contracts required to be accounted for as derivatives under FAS Nos. 133 and 138 had an insignificant impact on the financial position and results of operations.

    In March, 2001, the Financial Accounting Standards Board approved the Derivative Implementation Group (DIG) Issue C-10, Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception, which states that derivative contracts containing volumetric options can not constitute "normal purchases and sales." The Company will be required to adopt the provisions of DIG Issue C-10 beginning July 1, 2001. Management is currently in the process of evaluating the impact on the Company's financial statements from adopting DIG Issue C-10.

Stock Options:

    During the quarter ended March 31, 2001, the Company awarded officers and certain management employees, under the 1998 Plan for Incentive Stock Options, grants to purchase 58,900 shares of its common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense.

    Also during the quarter, 333 options that had been granted in March 2000 were exercised.

Contingencies

Environmental Matters

    There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade.

    The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement. Through March 31, 2001, the amounts spent, primarily on investigation and containment, have been immaterial.

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

Litigation

    Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denies any responsibility for these injuries, and the parties are engaged in discovery. This case had been scheduled for trial in May 2001, but the trial date has been postponed until April 2002. There is currently not enough information available to estimate the Company's potential liability associated with this claim, but its self-insured exposure with respect to such claims is $1 million. No other claim now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three- and six-month periods ended March 31, 2001 and March 31, 2000.

RESULTS OF OPERATIONS

    Net earnings available to common shareholders for the second quarter of fiscal 2001 (quarter ended March 31, 2001) were $8,986,000, or $0.81 per share, compared to $9,866,000, or $0.89 per share, for the second quarter of fiscal 2000, a 9% decline in quarterly earnings per share. For the six-month period, net earnings available to common shareholders were $17,381,000, or $1.57 per share, a slight decline from the 2000 period results of $17,506,000, or $1.58 per share. The unfavorable comparisons for the quarter and year to date periods are primarily attributable to decreases in operating margins because of reduced usage of gas by customers.

Operating Margin

    Residential and Commercial Margin.  Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Second Quarter of Fiscal			Year to Date March 31
			Percent Change			Percent Change
	2001	2000		2001	2000
	(dollars in thousands)			(dollars in thousands)
Degree Days	2,345	2,361	-0.7%	4,653	4,305	8.1%
Average Number of Customers
Residential	165,227	158,602	4.2%	163,784	156,861	4.4%
Commercial	28,140	27,452	2.5%	27,894	27,172	2.7%
Average Therm Usage per Customer
Residential	302	358	-15.6%	597	626	-4.6%
Commercial	1,530	1,517	0.9%	2,974	2,934	1.4%
Operating Margin
Residential	14,234	15,266	-6.8%	27,429	27,065	1.3%
Commercial	8,714	8,499	2.5%	16,792	15,945	5.3%

    Margin declines primarily stem from lower consumption by residential customers. It appears customers reduced their use of gas in response to higher prices. In addition there has been a barrage of appeals for energy conservation stemming from the current shortage of electric generation capacity on the West Coast. Retail prices to customers are approximately 36% higher, on average, compared to last year. Prices are higher to recover dramatically higher wholesale costs. Partially mitigating the effect of lower consumption was $951,000 in margin from 7,300 new residential and commercial customers.

    Year to date margin shows moderate increases over last year, mostly resulting from higher consumption levels in the first quarter, largely attributable to colder weather. Public awareness of rapidly escalating energy costs began late in the first quarter and was fully apparent in the second quarter. Management expects customers will continue to reduce consumption, but does not expect such dramatic reductions for the remainder of the year because in the spring and summer quarters, more of the consumption is base load, rather than weather sensitive, and there is less opportunity to conserve.

    Industrial and Other Margin. Operating margin from industrial and other customers during the 2001 second quarter decreased $674,000 from the March 2000 quarter, and $896,000 year to date. Electric generation customers used 33% more gas than in the second quarter 2000, which contributed $349,000 additional margin; however, consumption by all other industrial customers was down 28%, reducing margins $1 million. Some non-generating industrial customers curtailed operations and cut back on energy use throughout the winter to save costs. Others, including some electric generators, switched to alternative fuels from December to February, when spot market gas prices in the Pacific Northwest reached unprecedented levels.

    In contrast to the negative impacts of the western electricity crisis to date, opportunities arising from that crisis are expected to benefit results for the remainder of the fiscal year. Contracts dealing with off-system interstate pipeline capacity over the next two years are expected to provide additional revenue. In addition, Cascade's electric generation customers are planning to operate existing plants at higher levels than previously anticipated for the remainder of the year and are working hard to bring additional facilities on line this summer.

Cost of Operations

    Cost of operations for the quarter ended March 31, 2001, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $72,000 or 0.5% from the quarter ended March 31, 2000.

    Operating Expenses, which are primarily labor and benefits expenses, decreased $348,000, or 3.5%, for the quarter. Included in operating expense for last year's second quarter was an accrual of $471,000 for performance based compensation, while there was none applicable to the 2001 second quarter.

    Year to date operating expenses increased $163,000, or 0.9%. Expenses include a $612,000 increase in consulting costs related to implementation of new integrated work management and financial software, planned for completion in the summer of 2001. Various other categories of expense decreased, in the aggregate, $449,000.

    Depreciation and Amortization increased $116,000 (3.5%) for the quarter, and $235,000 (3.6%) year to date. The increases are due to new asset additions.

    Property and Payroll Taxes increased $160,000 (14.5%) for the quarter, and $188,000 (8.2%) year to date. The increases are mainly due to higher property tax accruals for 2001, related to increases in property assessments.

Interest and Other Deductions—Net

    Interest and other deductions decreased $237,000 (8.7%) for the quarter, and $70,000 (1.3%) year to date. The improvement is due primarily to interest earned on deferred gas cost assets, which more than offsets higher interest cost related to increased short-term borrowing. In the same quarter of the prior year, deferred gas cost liabilities resulted in interest expense (refer to "Operating Activities" below, under "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $40 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee with a term that expires in 2004. The Company also has $20 million of uncommitted lines from two banks. The Company considers these short-term facilities adequate at this time but is in discussions to increase the available lines.

    A Medium-Term Note program provides longer term financing with $125 million outstanding at March 31, 2001. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance. The Company will likely register for additional debt securities before fiscal year end. The remainder of the fiscal year is a period of lower cash requirements and therefore the available credit is adequate. To manage future needs, it is expected that additional short and long-term credit capacity will be added before next fiscal year.

Operating Activities

    For the six months ended March 31, 2001, operating activities resulted in a net use of cash of $23,648,000, compared to positive cash flow of $25,674,000 last year. This represents a $49 million difference in operating cash flow between the two six-month periods. This difference is substantially all due to higher costs of natural gas purchases that were not passed through to customers in rates, but were deferred. In the six months, under-recovery of gas cost, including amortization of prior deferrals, was $41 million. In the six months ended March 2000, there was an over-recovery of $6.4 million.

    Wholesale gas prices reached unprecedented high levels in the Northwest during the 2000 - 2001 winter heating season. Effective January 12, 2001, the WUTC approved the Company's request to increase customer rates to recover the higher gas costs. In spite of this increase, the Company still experienced substantial under-recoveries during the March quarter, but by the end of the quarter, wholesale prices had declined to a level roughly equivalent to the amount in customer rates. The Company expects to file with the WUTC for recovery of these deferred amounts over a three-year period beginning next fall.

    During April 2001, the Company reached agreements with some of its major suppliers to lock in prices for a three-year period for a significant portion of its core supply requirements. These prices are slightly below the amounts reflected in the customer rates that became effective in January. The Company is still in negotiations for the remainder of its core supply requirements for that period. The Company's objective is to secure competitively priced supplies for a three-year period, and provide core customers assurance of relatively stable rates during that period.

Investing Activities

    Net cash used by investing activities for the six months ended March 31, 2001 was $8,565,000, compared to $6,867,000 for the first six months of fiscal 2000. The higher capital expenditures in fiscal 2001 include $1.6 million for the new integrated financial and work management system expected to be completed in July 2001.

    Budgeted capital expenditures for fiscal 2001 are approximately $25.4 million. This budget includes $18 million for new customer connections and distribution system replacement and reinforcement. The budget also includes $5.9 million in technology investments, which includes the integrated financial and work management system. The Company previously reported these expenditures would be financed approximately 75% from operating activities, and 25% from debt financing. Because of negative operating cash flow discussed above, the Company now expects to fund capital expenditures entirely with debt financing.

Financing Activities

    Financing activities for the six months ended March 31, 2001 provided $30,136,000, compared to a use of $11,428,000 for the comparable period last year. The primary financing activity in fiscal 2001 has been the $35.5 million increase in short-term debt to fund operating activities and capital expenditures.

LABOR RELATIONS

    In March 2001, the Company and the International Chemical Workers' Union entered into a new, five-year labor agreement covering 204 operational employees. This agreement accomplished management's objective of obtaining a long-term agreement with the union.

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

PART II. Other Information

Item 2. Changes in Securities

    Under the terms of its bank credit agreement, the Company is required to maintain a minimum net worth of $102,894,000 as of March 31, 2001. Under this agreement, approximately $23,695,000 was available for payment of dividends.

Item 5. Other Information

    Ratio of Earnings to Fixed Charges:

Twelve Months Ended
3/31/2001	9/30/2000	9/30/1999	9/30/1998	9/30/1997	9/30/1996
3.12	3.12	3.00	2.42	2.68	2.17

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
  b.
  Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2001.

QuickLinks

CASCADE NATURAL GAS CORPORATION
CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS (unaudited)
CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
CASCADE NATURAL GAS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001
SIGNATURE