Form 10-Q
period 2001-06-30
CASCADE NATURAL GAS CORP
filed 2001-08-10
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title Common Stock, Par Value $1 per Share	Outstanding 11,045,095 as of July 31, 2001

CASCADE NATURAL GAS CORPORATION

Index

PART I.  Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS

(unaudited)

	Three Months Ended		Nine Months Ended
	Jun 30, 2001	Jun 30, 2000	Jun 30, 2001	Jun 30, 2000
	(thousands except per share data)
Operating revenues	$64,085	$41,563	$293,778	$204,184
Less: Gas purchases	38,657	22,717	193,673	115,087
Revenue taxes	4,303	2,778	18,565	12,929

Operating margin	21,125	16,068	81,540	76,168

Cost of operations:
Operating expenses	10,529	8,709	29,067	27,084
Depreciation and amortization	3,456	3,342	10,282	9,932
Property and payroll taxes	1,259	1,393	3,741	3,688

	15,244	13,444	43,090	40,704

Earnings from operations	5,881	2,624	38,450	35,464
Less interest and other deductions—net	2,643	2,692	7,841	7,961

Earnings before income taxes	3,238	(68)	30,609	27,503
Income taxes	1,182	(23)	11,172	10,040

Net earnings	2,056	(45)	19,437	17,463
Preferred dividends	—	1	—	3

Net earnings available to common shareholders	$2,056	$(46)	$19,437	$17,460

Weighted average common shares outstanding	11,045	11,045	11,045	11,045
Net earnings per common share,
Basic	$0.19	$(0.00)	$1.76	$1.58

Diluted	$0.19	$(0.00)	$1.75	$1.58

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Jun 30, 2001	Sep 30, 2000
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $199,426 and $189,058	$281,100	$279,732
Construction work in progress	9,713	5,112

	290,813	284,844

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	342	411

	544	613

Current Assets:
Cash and cash equivalents	1,685	2,132
Accounts receivable, less allowance of $1,226 and $1,224 for doubtful accounts	25,604	20,601
Current maturities of notes receivable	472	473
Materials, supplies and inventories	7,841	6,238
Prepaid expenses and other assets	7,669	6,496

	43,271	35,940

Deferred Charges
Deferred gas cost changes	29,094	—
Other	5,489	6,457

	34,583	6,457

	$369,211	$327,854

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Retained earnings	22,221	10,736

	130,646	119,161

Redeemable Preferred Stocks, aggregate redemption amount of $0 and $73	—	62

Long-term Debt	125,000	125,000

Current Liabilities:
Notes payable and commercial paper	44,500	1,500
Accounts payable	11,512	14,741
Property, payroll and excise taxes	4,260	4,859
Dividends and interest payable	5,237	7,525
Other current liabilities	9,086	4,711

	74,595	33,336

Deferred Credits and Other:
Gas cost changes	—	15,047
Other	38,970	35,248

	38,970	50,295

Commitments and Contingencies
	—	—

	$369,211	$327,854

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Jun 30, 2001	Jun 30, 2000
	(dollars in thousands)
Operating Activities
Net earnings	$19,437	$17,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,282	9,932
Deferrals of gas cost changes	(41,360)	5,484
Amortization of gas cost changes	(2,781)	1,665
Other deferrals and amortizations	2,536	1,597
Deferred income taxes and tax credits—net	534	529
Other	—	(212)
Change in current assets and liabilities	(9,520)	(4,418)

Net cash provided (used) by operating activities	(20,872)	32,040

Investing Activities
Capital expenditures	(16,528)	(13,080)
Customer contributions in aid of construction	1,899	1,985
Other	69	590

Net cash used by investing activities	(14,560)	(10,505)

Financing Activities
Redemption of preferred stock	(62)	(6,124)
Changes in notes payable and commercial paper, net	43,000	—
Dividends paid	(7,953)	(7,956)

Net cash provided (used) by financing activities	34,985	(14,080)

Net Increase (Decrease) in Cash and Cash Equivalents	(447)	7,455

Cash and Cash Equivalents
Beginning of year	2,132	410

End of period	$1,685	$7,865

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001

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

New Accounting Standards:

    FAS No. 133.  As of the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (FAS) No. 133, titled "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

    The Company has reviewed its various contractual arrangements to determine applicability of the standards, and has concluded only certain of its natural gas purchase contracts meet the criteria for definition of derivative assets or liabilities. The contracts to which the standard is applicable generally do not qualify for the "normal purchases and sales" exemption because they contain fixed-price and option provisions. These contracts are short-term in nature and have minimal fixed price components. For these contracts, the Company recorded a derivative asset of $205,000 and a derivative liability of $84,000, representing the values as of the October 1, 2000 date of adoption of the standard. The majority of contracts for the purchase, sale, transportation and storage of natural gas constitute "normal purchases and sales" under FAS Nos. 133 and 138, and as such, they are not subject to the accounting requirements of the new standards.

    Generally, gains or losses resulting from the eventual settlement of these contracts are subject to deferral under the Company's tariffs with the Washington Utilities and Transportation Commission and Oregon Public Utility Commission. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Other Deferred Credits" and "Deferred Charges", pursuant to FAS No. 71. Thus, as gains and losses on contracts in place as of October 1, 2000 were subject to deferral, the adoption of FAS Nos. 133 and 138 had no impact on earnings. Gains and losses on contracts not subject to deferral are recognized currently. As of and for the quarter ended June 30, 2001, natural gas purchase contracts required to be accounted for as derivatives under FAS Nos. 133 and 138 had an insignificant impact on the financial position and results of operations.

    In March, 2001, the Financial Accounting Standards Board approved the Derivative Implementation Group (DIG) Issue C-10, Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception, which states that derivative contracts containing volumetric options can not constitute "normal purchases and sales." The Company adopted the provisions of DIG Issue C-10 beginning July 1, 2001. Based on natural gas purchase contracts in place as of July 1, adoption of DIG Issue C-10 had an insignificant impact on the financial position and results of operations.

    In the quarter ended June 30, 2001, the Company entered into a contract for pipeline capacity unrelated to its regulated natural gas distribution operations. As of June 30, 2001, the value of this derivative asset is $617,000.

Stock Options:

    During the quarter ended March 31, 2001, the Company awarded officers and certain management employees, under the 1998 Incentive Stock Plan, options to purchase 58,900 shares of its common stock. The exercise price per share was equal to the fair market value of the stock at the date of grant. Stock awards granted at 100% of fair market value are not recognized as compensation expense. No stock options were granted in the quarter ended June 30, 2001. During the quarter, options to purchase 5,200 shares that had been granted in prior periods were exercised.

Contingencies

Environmental Matters

    There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies that were subsequently merged into Cascade.

    The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs. Through June 30, 2001, the amounts spent, primarily on investigation and containment, have been immaterial.

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

    Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the WUTC and OPUC have previously allowed regulated utilities to increase customer rates to recover similar costs. Management does not believe the above claims will have a material effect on the Company's financial position, results of operations, or liquidity.

Litigation

    Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denies any responsibility for these injuries, and the parties are engaged in discovery. This case is scheduled for trial in April 2002. There is currently not enough information available to estimate the Company's potential liability associated with this claim, but its self-insured exposure with respect to such claims is $1 million. No other claim now pending, in the opinion of management, is expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three- and nine-month periods ended June 30, 2001 and June 30, 2000.

RESULTS OF OPERATIONS

    Net earnings available to common shareholders for the third quarter of fiscal 2001 (quarter ended June 30, 2001) were $2,056,000, or $0.19 per share, compared to a loss of $46,000, or $0.00 per share, for the third quarter of fiscal 2000. For the nine-month period, net earnings available to common shareholders were $19,437,000, or $1.76 per share, an 11.4% improvement over the 2000 period results of $17,460,000, or $1.58 per share. The favorable comparisons for the quarter and year to date periods are primarily attributable to a one-time pipeline transaction and increases in operating margins.

Operating Margin

    Residential and Commercial Margin. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Third Quarter of Fiscal			Year to Date June 30
			Percent Change			Percent Change
	2001	2000		2001	2000
	(dollars in thousands)			(dollars in thousands)
Degree Days	936	765	22.4%	5,589	5,070	10.2%
Average Number of Customers
Residential	163,886	157,921	3.8%	163,818	157,214	4.2%
Commercial	27,863	27,319	2.0%	27,884	27,221	2.4%
Average Therm Usage per Customer
Residential	123	92	33.7%	719	717	0.3%
Commercial	642	598	7.4%	3,617	3,529	2.5%
Operating Margin
Residential	6,651	5,349	24.3%	34,070	32,347	5.3%
Commercial	3,928	3,641	7.9%	20,870	19,654	6.2%

    Margin improvements for the quarter primarily stem from higher consumption by customers. The increased consumption is attributable to cooler weather. Weather in the quarter, as measured by degree days was about 7.5% cooler than normal, while the 2000 third quarter was warmer than normal. The addition of 6,500 new customers contributed $300,000 of the margin improvement.

    Year to date margin increased 5.7% over last year, mostly resulting from higher consumption levels in the first and third quarters, largely attributable to colder weather. Public awareness of rapidly escalating energy costs began late in the first quarter and was fully apparent in the second quarter. In January, the Company increased retail rates to pass through higher wholesale costs of natural gas. In the second quarter, customers responded by significantly reducing their consumption. Management expects customers will continue to reduce consumption, but does not expect dramatic reductions for the remainder of the year because in the summer quarter, more of the consumption is base load, rather than weather sensitive, and there is less opportunity to conserve. See below under Liquidity and Capital Resources, Operating Activities, the discussion about filing with the state regulatory commissions for recovery of higher gas costs.

    Industrial and Other Margin. Operating margin from industrial and other customers during the 2001 third quarter increased $484,000 from the June 2000 quarter. Electric generation customers were the major contributors, with $448,000 of additional margin from a 33% increase in gas consumption.

    On a year to date basis, margins from industrial and other customers declined $412,000, even though margins from electric generation customers increased $919,000. However, consumption by all other industrial customers was down, reducing margins $1.33 million. Some non-generating industrial customers curtailed operations and cut back on energy use throughout the winter to save costs. Others, including some electric generators, switched to alternative fuels from December to February, when spot market gas prices in the Pacific Northwest reached unprecedented high levels. Electric generation customers have produced 34% of year to date industrial margins, compared to 31% for the first nine months of fiscal year 2000.

    Capacity Contracts. During the quarter the Company benefited from one-time opportunities to enter into two off-system interstate pipeline transactions. These transactions resulted in $3.1 million of operating margin. The Company has no expectation of additional revenues from such sources, and this is not an on-going part of Cascade's business.

Cost of Operations

    Cost of operations for the quarter ended June 30, 2001, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $1,800,000 or 13.4% from the quarter ended June 30, 2000.

    Operating Expenses, which are primarily labor and benefits expenses, increased $1,820,000, or 20.9%, for the quarter. Labor expense increased $721,000, mainly as a result of increased wage and salary rates. Higher labor cost included the effect of the 4% wage increase effective April 1, 2001, provided in the new five-year contract with the International Chemical Workers Union. Also included is the effect of market rate adjustments during fiscal 2001 for most non-union employees. Expenses for the quarter also included an accrual of $700,000 in performance based compensation, compared to a negative adjustment of $194,000 in the third quarter of 2000. Approximately $219,000 of the expense increase is for costs related to implementation of new integrated work management and financial software, planned for completion in the summer of 2001.

    Year to date operating expenses increased $1,983,000, or 7.3%. Included are a $1,322,000 increase in labor expense, with $553,000 of the increase attributable to performance based compensation, and $755,000 to the new, integrated financial and work management system. Also connected to the new, integrated financial and work management system, there was an increase of $691,000 in consulting costs. Various other categories of expense decreased, in the aggregate, $647,000.

    Depreciation and Amortization increased $114,000 (3.4%) for the quarter, and $350,000 (3.5%) year to date. The increases are due to new asset additions.

    Property and Payroll Taxes decreased $134,000 (9.6%) for the quarter, and increased $53,000 (1.4%) year to date.

Interest and Other Deductions—Net

    Interest and other deductions decreased $49,000 (1.8%) for the quarter, and $120,000 (1.5%) year to date. The improvement is primarily due to interest earned on deferred gas cost assets, which more than offsets higher interest cost related to increased short-term borrowing. In the same quarter of the prior year, deferred gas cost liabilities resulted in interest expense (refer to "Operating Activities" below, under "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $40 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee with a term that expires in 2004. The Company also has $35 million of uncommitted lines from three banks. The Company considers these short-term facilities adequate at this time but is in discussions to increase the available lines. As of June 30, 2001, there was $44,500,000outstanding under the committed and uncommitted lines.

    A Medium-Term Note program provides longer term financing with $125 million outstanding at June 30, 2001. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance. The Company plans to file a registration statement for additional debt and equity securities before fiscal year end. The remainder of the fiscal year is a period of lower cash requirements and therefore the available credit is adequate. To manage future needs, it is expected that additional short and long-term credit capacity will be added before next fiscal year.

Operating Activities

    For the nine months ended June 30, 2001, operating activities resulted in a net use of cash of $20,872,000, compared to positive cash flow of $32,040,000 last year. This represents a $52.9 million difference in operating cash flow between the two nine-month periods. This difference is substantially all due to higher costs of natural gas purchases that were not passed through to customers, but were deferred. In the nine months, under-recovery of gas cost, including amortization of prior deferrals, was $44.1 million. In the nine months ended June 2000, there was an over-recovery of $7.1 million.

    Wholesale gas prices reached unprecedented high levels in the Northwest during the 2000 - 2001 winter heating season. Effective January 12, 2001, the WUTC approved the Company's request to increase customer rates to recover the higher gas costs. In spite of this increase, the Company still experienced substantial under-recoveries during the March quarter, but by the end of the quarter, wholesale prices had declined to a level roughly equivalent to the amount in customer rates. The Company expects to file with the WUTC for recovery of these deferred amounts over a three-year period beginning in the fall of 2001.

    During the quarter ended June 2001, the Company reached agreements with some of its major suppliers to lock in prices for a three-year period for most of its core supply requirements. These prices are slightly below the amounts reflected in the customer rates that became effective in January. The Company's objective is to secure competitively priced supplies for a three-year period, and provide core customers assurance of relatively stable rates during that period. It is expected that the new customer rates to be effective in the fall, including the above-mentioned amortization, will not be a significant increase over current rates.

Investing Activities

    Net cash used by investing activities for the nine months ended June 30, 2001 was $14,560,000, compared to $10,505,000 for the first nine months of fiscal year 2000. The higher capital expenditures in fiscal 2001 include $2.8 million for the new integrated financial and work management system placed in service August 1, 2001.

    Capital expenditures for fiscal year 2001 are expected to be about $5 million less than the $25.4 million budget, primarily due to lower overall pipeline installation costs, and lower capitalization levels of technology expenditures. This original budget included $18 million for new customer connections and distribution system replacement and reinforcement, and $5.9 million in technology investments, which includes the integrated financial and work management system. The Company previously reported capital expenditures would be financed approximately 75% from internally generated cash flow, and 25% from external financing. Because of negative operating cash flow discussed above, the Company now expects to fund capital expenditures entirely with debt financing in the current year.

Financing Activities

    Financing activities for the nine months ended June 30, 2001 provided $34,985,000, compared to a use of $14,080,000 for the comparable period last year. The primary financing activity in fiscal year 2001 has been the $43 million increase in short-term debt to fund operating activities and capital expenditures.

LABOR RELATIONS

    In March 2001, the Company and the International Chemical Workers' Union entered into a new, five-year labor agreement covering 204 operational employees, effective April 1, 2001. This agreement accomplished management's objective of obtaining a long-term agreement with the union. It provided for a 4% increase in wages effective April 1, with lower annual increases each of the next four years.

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

    The Company's natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company's Purchased Gas Adjustment mechanisms assure the recovery of prudently incurred wholesale gas cost, therefore management believes the Company's commodity price risk is immaterial.

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

PART II.  Other Information

Item 2.  Changes in Securities

    Under the terms of its bank credit agreement, the Company is required to maintain a minimum net worth of $102,894,000 as of June 30, 2001. Under this agreement, approximately $23,253,000 was available for payment of dividends.

Item 5. Other Information

    Ratio of Earnings to Fixed Charges:

Twelve Months Ended
6/30/2001	9/30/2000	9/30/1999	9/30/1998	9/30/1997	9/30/1996
3.44	3.12	3.00	2.42	2.68	2.17

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
  b.
  Reports on Form 8-K:

      No reports were filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Date:	August 10, 2001

QuickLinks

CASCADE NATURAL GAS CORPORATION Index
  PART I. Financial Information
  Item 1. Financial Statements
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS (unaudited)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
CASCADE NATURAL GAS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. Other Information
  Item 2. Changes in Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE