Form 10-K
period 2001-09-30
CASCADE NATURAL GAS CORP
filed 2001-12-14
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on November 21, 2001, was $238,384,000

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of December 1, 2001

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

CASCADE NATURAL GAS CORPORATION
Annual Report to the Securities and Exchange Commission on Form 10-K
For the Fiscal Year Ended September 30, 2001

Table of Contents

Part I

Item 1.  Business

General

    Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 82% of its gas distribution revenues are from customers in the state of Washington.

    As of September 30, 2001, the Company had approximately 162,600 residential customers, 27,500 commercial customers, 781 industrial and other customers. Residential, commercial, and most small industrial customers are generally core customers, who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 16% of gas deliveries and 68% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

    Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is derived primarily from this distribution service and to a lesser extent from gas management service revenue.

State Regulation

    The Company's rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

    Cascade's gas supply contracts contain pricing provisions for fixed periods of time. To the extent that prices are changed with respect to supplies purchased for core customers, Cascade is able to pass the effect of such changes, subject to regulatory review, to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state. Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA.

    With respect to such gas supplies delivered to Oregon customers, 67% of the incremental change in the actual cost of gas supplies, as compared to the forecasted cost reflected in the PGA, is deferred. The remaining 33% (increase or decrease) is absorbed by the Company. This mechanism is intended to encourage the Company to seek opportunities to lower its cost of supplies and to be innovative in its management of the supply portfolio to avoid price spikes. Cascade's gas supply portfolio for Oregon core customers is comprised mostly of gas supplies that have a fixed commodity price, therefore management believes the risk or opportunity for the Company is not significant under the 67% / 33% sharing arrangement during the coming year. For the fiscal year ended September 2001, under this arrangement, Cascade's 33% share of savings achieved totaled $252,000.

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

    Presently, baseload requirements for Cascade's core market are provided by six major gas supply contracts with various expiration dates from 2002 through 2008 and totaling 759,000 therms per day of Canadian supply. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements. One such agreement, with Williams, extends to October 31, 2014 and provides for 167,890 therms per day and a maximum, renewable inventory of 6,043,510 therms. The second storage agreement is with Avista Energy, and has a primary term ending April 30, 2003 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract, also with Williams, for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

    During 2001, Cascade purchased approximately 85% of its gas supplies from firm gas supply contracts and 15% from 30-day spot market contracts. In addition, 1.15 billion therms of customer purchased supplies were transported through Cascade facilities.

    Cascade's cost of gas depends primarily on the prices negotiated with producers and brokers, coupled with the cost of interstate and Canadian pipeline transportation. Substantially all gas supplies for Oregon core customers and the majority of gas supplies for Washington core customers are currently purchased on contracts with supplies and prices fixed through the 2003 - 2004 heating season. Management believes that this, together with use of storage volumes at a value determined at the time of injection, provides Cascade with the ability to mitigate the effects on Cascade and its customers of spikes in the market price of natural gas.

Federal Energy Regulatory Commission (FERC) Matters

    Cascade is not subject to regulation by the FERC, however FERC actions can affect the amounts Cascade pays to interstate pipeline companies for interstate deliveries of natural gas supplies. Several issues are pending before FERC, or are on appeal before the U.S. Court of Appeals. The final outcome may affect prices Cascade pays. Since the policies of the WUTC and OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of pending issues will not affect net income.

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

Territory Served and Franchises

    The population of communities served by Cascade totals approximately 886,000. At the end of September 2001, Cascade had the franchises necessary for the distribution of natural gas in all of the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

    In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements that are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from fiscal 2002 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

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

Seasonality

    Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 2001, 68% of operating revenues and 88% of income from operations were derived from the first two quarters (October 2000 through March 2001). Because of the seasonality of space heating revenues, financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of gas water heaters by customers, since they are not as influenced by weather conditions.

Competitive Conditions

    Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil, propane, and electricity for residential and commercial space heating, and electricity for water heating.

    Competition is primarily based on price. Though wholesale natural gas prices increased significantly in the 2000 - 2001 heating season, for residential and commercial space heating use, Cascade continues to maintain a price advantage over oil in its entire service territory and has an advantage over electricity in the vast majority of its territory. In the remaining areas of its service territory served by public electric utilities with their own hydro power supply, Cascade is almost equal in cost with respect to electricity furnished by those utilities for space heating and water heating uses. In addition, natural gas enjoys the advantage of being the preferred energy choice by builders for new home construction.

    Historically, the large volume industrial market was very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications. However, the advent of open access transportation in the late 1980's and early 1990's and the subsequent restructuring of gas supply and contractual provisions with these customers have improved the Company's competitive position. Cascade has not experienced any significant loss of sales to alternate fuels to these customers during the last ten years, even though there have been periods when the residual fuel oil prices were lower than natural gas. However, with the escalation of wholesale natural gas prices that occurred in the 2000 - 2001 heating season, the Company experienced some movement of its gas load to alternative fuels and some plant curtailments by industrial customers.

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

Capital Expenditures

    Capital expenditures are primarily used to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization. Capital expenditures for the five fiscal years ended September 30, 2001 totaled approximately $100.3 million, and the budget for fiscal 2002 is $22.8 million.

    The Company is currently forecasting that capital expenditures will total approximately $110.8 million over the next five years, reflecting expectations that customer growth will continue at a pace similar to recent experience. Management performs quantitative and qualitative analyses to assure that the Company's goals and strategies are met. The overall objective is to invest limited capital to generate the highest possible returns within the shortest possible time, while assuming prudent risk, anticipating customer needs and complying with the requirements of regulators.

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

Personnel

    At September 30, 2001, Cascade had 442 employees. Of the total employees, 201 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 2006, and remains in force from year to year unless terminated by either party on sixty days' notice.

    Over the last three years, the number of employees has decreased by approximately 8%. These reductions have been accomplished through normal attrition, and an emphasis on achieving improved operating efficiencies.

Item 2.  Properties

    At September 30, 2001, Cascade's utility plant investments included approximately 4,734 miles of distribution mains ranging in diameter from two inches to sixteen inches, 214 miles of transmission mains ranging in diameter from two inches to sixteen inches, and 3,261 miles of service lines.

    The distribution and transmission mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

    Cascade owns twenty buildings used for operations, office space and warehousing in Washington and seven such buildings in Oregon. It leases seven commercial offices and warehouse buildings. Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade's present and anticipated needs. All facilities are substantially utilized.

Item 3.  Legal Proceedings

    Incorporated herein by reference are the following:

    The information under "Environmental Matters" in Item 7.

    The information under "Litigation" in Note 12 to the financial statements in Item 8. With respect to the lawsuit referred to under "Litigation", the parties have agreed in November 2001, to a settlement calling for payment of $250,000 to the plaintiffs. This settlement is subject to the approval of the courts.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Executive Officers of the Registrant

    The executive officers of the Company, as of December 1, 2001, are as follows:

Name	Office	Age	Year Became Officer
W. Brian Matsuyama	Chairman of the Board, President and Chief Executive Officer	55	1987
Jon T. Stoltz	Senior Vice President—Planning, Regulatory & Consumer Affairs	54	1981
J. D. Wessling	Senior Vice President—Finance and Chief Financial Officer	58	1995
Larry E. Anderson	Vice President—Operations	53	1995
King C. Oberg	Vice President—Gas Supply	60	1993
James E. Haug	Controller and Chief Accounting Officer	52	1981
Larry C. Rosok	Vice President—Human Resources and Corporate Secretary	45	1995
William H. Odell	Vice President—Districts	39	2000
Linda Cies	Vice President—Information Technology	44	2000

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

	Fiscal 2001		Fiscal 2000
Quarter
	High	Low	High	Low
December 31	$20.88	$16.75	$18.38	$15.38
March 31	20.70	17.38	16.44	13.38
June 30	21.70	18.70	18.13	14.94
September 30	22.50	19.10	17.94	15.50

    At September 30, 2001, there were 6,582 holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

Quarter	2001	2000
December 31	$0.24	$0.24
March 31	$0.24	$0.24
June 30	$0.24	$0.24
September 30	$0.24	$0.24

Item 6. Selected Financial Data

	Year Ended Sep 30	Year Ended Sep 30	Year Ended Sep 30	Year Ended Sep 30	Year Ended Sep 30
	2001	2000	1999	1998	1997
	(dollars in thousands except per share data)
Statements of Income and Comprehensive Income:
Operating Revenues	335,814	241,936	208,610	189,656	195,786
Less: Gas Purchases	219,795	136,681	109,263	97,382	104,342
Revenue taxes	20,987	15,261	13,280	12,037	12,430

Operating Margin	95,032	89,994	86,067	80,237	79,014

Cost of Operations:
Operating expenses	39,182	36,970	36,313	37,310	35,670
Depreciation and amortization	13,839	13,293	12,841	13,470	13,416
Property and payroll taxes	5,027	4,734	4,574	4,420	3,989

	58,048	54,997	53,728	55,200	53,075

Income From Operations	36,984	34,997	32,339	25,037	25,939

Nonoperating Expense (Income):
Interest	10,509	10,936	10,486	10,132	9,436
Interest charged to construction	(333)	(322)	(383)	(550)	(532)

	10,176	10,614	10,103	9,582	8,904
Amortization of debt issuance expense	607	607	603	605	612
Other	(313)	(649)	(495)	(388)	(467)

	10,470	10,572	10,211	9,799	9,049

Income Before Income Taxes	26,514	24,425	22,128	15,238	16,890
Income Taxes	9,278	9,051	8,075	5,694	6,263

Net Income Before Preferred Dividends	17,236	15,374	14,053	9,544	10,627
Preferred Dividends	—	4	483	497	510

Net Income	$17,236	$15,370	$13,570	$9,047	$10,117

Other Comprehensive Income (Loss), net of tax
Minimum pension liability adjustment ($6,502, net of $2,341 income tax effect)	(4,161)	—	—	—	—

Comprehensive Income	$13,075	$15,370	$13,570	$9,047	$10,117

Earnings Per Common Share, Basic and Diluted	$1.56	$1.39	$1.23	$0.82	$0.93

	At September 30
	2001	2000	1999	1998	1997
	(dollars in thousands except per share data)
Retained Earnings:
Beginning of the year	$10,736	$5,970	$3,003	$4,553	$4,901
Net income	17,236	15,370	13,570	9,047	10,117
Common dividends	(10,603)	(10,604)	(10,603)	(10,597)	(10,465)

End of the year	$17,369	$10,736	$5,970	$3,003	$4,553

Capital Structure:
Common shareholders' equity	$121,633	$119,161	$114,395	$111,428	$111,662
Redeemable preferred stocks	—	62	6,186	6,408	6,630

Debt:
Long-term debt	125,000	125,000	125,000	110,650	121,150
Notes payable and commercial paper	40,000	1,500	—	6,929	12,900
Current maturities of long-term debt	—	—	—	10,000	—

	165,000	126,500	125,000	127,579	134,050

Total capital	$286,633	$245,723	$245,581	$245,415	$252,342

Financial Ratios:
Return on common shareholders' equity	13.45%	12.51%	11.52%	7.77%	8.75%
Common stock dividend payout ratio	62%	69%	78%	117%	103%
Cash dividends declared per common share	$0.96	$0.96	$0.96	$0.96	$0.96
Fixed charge coverage (before income tax deduction):
Times interest earned	3.39	3.12	3.00	2.42	2.68
Times interest and preferred dividends earned	3.39	3.12	2.80	2.26	2.48
Book value per year-end share of common stock	$11.01	$10.79	$10.33	$10.09	$10.18
Capitalization Ratios at End of Year
Common shareholders' equity	42.4%	48.5%	46.6%	45.4%	44.3%
Preferred stock	0.0%	0.0%	2.5%	2.6%	2.6%
Long-term debt (incl. current)	43.6%	50.9%	50.9%	49.2%	48.0%
Short-term debt	14.0%	0.6%	0.0%	2.8%	5.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

Utility Plant:
Utility plant—end of year	$488,231	$468,789	$453,278	$433,568	$416,365
Accumulated depreciation	201,530	189,058	177,878	167,356	160,332

Net plant	$286,701	$279,731	$275,400	$266,212	$256,033

Capital expenditures, net of contributions in aid	$21,649	$15,937	$17,262	$23,780	$21,626

Total assets	$364,253	$328,336	$315,569	$311,511	$307,703

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the fiscal years ended September 30, 2001, 2000, and 1999. References herein to 2001, 2000, and 1999 refer to these fiscal years.

EARNINGS PER SHARE

    Net income was $17,236,000 for 2001, compared to $15,370,000 for 2000. Basic and diluted earnings per share for 2001 were $1.56, a 12% improvement over the $1.39 reported for 2000. Of the improved earnings, $0.09 per share resulted from non-recurring transactions. There was a $0.14 per share improvement resulting from one-time revenue opportunities dealing with off-system interstate pipeline capacity. This was partially offset by $0.05 per share from operating expenses related to the installation of a new integrated work management system. Excluding these one-time transactions, basic and diluted earnings per share were $1.47, a 6% improvement over 2000.

    2000 versus 1999.  Fiscal 2000 net income represents a 13% improvement over the $13,570,000, $1.23 per common share reported for fiscal 1999. The improvement in earnings is primarily the result of operating margin increases that exceeded the increase in operating and other costs.

OPERATING MARGIN

    Operating margin for the year improved $5.0 million, with $3.3 million attributed to growth in residential and commercial margin, $3.1 million in one-time revenue from off-system interstate pipeline capacity transactions, offset by a net reduction of $1.4 million in industrial and other margins.

    Residential and Commercial Margin for the fiscal years ended September 30, 2001, 2000, and 1999 are set forth in the table below:

	(12 months ended September 30)
	2001	2000	1999
	($ in thousands)
Degree Days	5,793	5,372	5,535
Average Number of Customers
Residential	163,427	157,116	150,068
Commercial	27,796	27,186	26,360
Average Therm Usage Per Customer
Residential	776	776	799
Commercial	4,023	3,926	4,058
Operating Margin
Residential	$37,824	$35,915	$34,850
Commercial	$23,273	$21,863	$21,845

    Operating margins from sales to residential and commercial customers were up $3,319,000, or 5.7%, in 2001 compared to 2000. The primary factors contributing to this improvement were increased deliveries to residential customers resulting from growth in the number of customers, and higher average consumption per commercial customer.

    Increases in the number of residential and commercial customers contributed approximately $1.6 million and $0.6 million respectively of new margin. Higher per-customer gas usage, primarily by commercial customers, contributed most of the remaining improvement. Average consumption by residential customers in 2001 was the same as in 2000 despite the fact that weather was 7% colder in 2001. This lack of increased consumption is attributed to rate increases in January, and general conservation efforts by customers in response to the West Coast power crisis in the winter of 2000 - 2001.

    2000 versus 1999.  Fiscal 2000 operating margins from sales to residential and commercial customers were up $1,206,000, or 2.1%, compared to 1999. The primary factors contributing to this improvement were increased deliveries to residential customers resulting from growth in the number of customers.

    Increases in the number of residential and commercial customers contributed approximately $1.8 million and $0.7 million respectively of new margin. These improvements were partially offset by reductions in consumption per customer resulting from warmer than normal weather. Weather in 2000, as measured by heating degree-days, was approximately 5% warmer than normal, and 3% warmer than 1999.

    Industrial and Other Margin.  Total margin from industrial and other customers in 2001 declined $777,000 from 2000. Increased consumption by electric generation customers resulted in a $600,000 margin increase from that sector, but this was offset by a $2.2 million decline in margin from customers in other industries. The energy crisis on the West Coast during the winter and spring of 2000 - 2001 was the major contributing factor in both these changes. There has been increased demand for electric generation, but higher energy prices have driven decisions by other customers to reduce their consumption.

    The Company has also earned $842,000 of increased margins from providing gas management services to industrial customers, as well as providing miscellaneous services to existing and new customers.

    Other margin in 2001 was reduced by a charge resulting from the Oregon earnings sharing mechanism. Under this arrangement between the Company and the OPUC, Cascade refunds to its Oregon customers one third of earnings that exceed a return on equity ceiling. The amount recorded as an estimate attributable to 2001 is $657,000.

    Capacity Contracts.  During 2001, the Company benefited from one-time opportunities to enter into two off-system interstate pipeline transactions. These transactions resulted in $3.1 million of operating margin. The Company has no expectation of additional revenues from such sources, and this is not an on-going part of Cascade's business.

    2000 versus 1999.  Margins from industrial and other customers in 2000 increased $2.7 million, or 9.2% from 1999. Approximately $1.9 million of this improvement resulted from increased gas deliveries to electric generation customers. Increased demand for electricity was the main reason for this higher gas usage. Historically, gas consumption by, and margin from electric generation customers has been subject to significant volatility. From 1997 to 2000, annual margins from these customers varied from $7.7 million to $10.7 million. Additionally, approximately $0.5 million in margins came from 35 smaller, new industrial customers and about $0.3 million resulted from consumption increases by other industrial customers.

COST OF OPERATIONS

    Cost of operations, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, was $58.0 million, $55.0 million, and $53.7 million for the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

    Operating Expenses for 2001, which are primarily labor and benefits expenses, increased $2,212,000, or 6.0% from 2000. Of this increase, $857,000 is attributable to one-time expenses related to the installation of a new integrated work management system. Excluding these one-time costs, ongoing expenses increased 3.7% for the year. This increase was due in large part to increases in regular compensation, and in profit sharing related to achievement of goals.

    2000 versus 1999.  Operating Expenses for 2000 increased $657,000, or 1.8% from 1999. The net increase reflected changes in various categories of expense. Significant changes included a $652,000 (2.7%) decrease in labor expense related to reductions in the number of employees. The average number of employees in fiscal 2000 was 446, compared to 468 in fiscal 1999. These reductions were achieved through normal attrition. Employee benefits expense increased $337,000 (3.3%) mostly attributable to higher accruals for medical benefits costs. The provision for uncollectible accounts increased $316,000 (52%) mostly due to establishing a reserve related to an account due from an industrial customer. Office and administrative expenses, including hiring costs, supplies, postage, and collection costs, increased $213,000 (9.1%). Purchased services expenses increased $198,000 (13.2%), and included $155,000 in fees paid related to mitigation of property tax increases. Services provided for those fees resulted in the avoidance of approximately $350,000 in annual property tax increases.

    Depreciation and Amortization for 2001 increased $546,000, or 4.1% over 2000. For 2000 the increase was $452,000, or 3.5% over 1999. The increased depreciation expense each year is the result of new depreciable assets placed in service.

    Property and Payroll Taxes for 2001 increased $293,000, or 6.2% over 2000. For 2000, the increase was $160,000, or 3.5% over 1999. For both years, the increase was primarily attributable to property tax increases related in large part to asset additions.

NONOPERATING EXPENSE (INCOME)

    Interest expense in 2001, net of interest capitalized, decreased $427,000 (3.9%) from 2000, mainly because of the interest benefit accrued on deferred gas costs. Other non-operating income decreased $336,000 mainly because of lower interest income on deposits of cash and cash equivalents.

    2000 versus 1999.  Interest expense in 2000, net of interest capitalized, increased $511,000 (5.1%) over fiscal 1999 because of higher average long-term debt balances, and higher average balances of deferred gas cost accounts. Other non-operating income increased $154,000 primarily from higher interest income on deposits of cash and cash equivalents.

INCOME TAXES

    The increase in the provision for federal and state income taxes in 2001 over 2000, and in 2000 over 1999 is attributable to improvements in pre-tax earnings.

OTHER COMPREHENSIVE INCOME

    During 2001, the value of the assets in the Company's pension plan declined, reflecting the general downward trend in common stock values. The decline in asset values resulted in an unfunded accumulated benefit obligation. To recognize this liability, the Company recorded a minimum pension liability adjustment in accordance with the provisions of Statement of Financial Accounting Standards No. 87. This adjustment included a $6,502,000 charge to other comprehensive income. Other comprehensive income also includes a $2,341,000 credit for the income tax benefit resulting from the charge.

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. Increases in wholesale natural gas prices may also result in short-term cash requirements to finance purchases of gas for resale to customers. To provide working capital for these requirements, the Company has a $50 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee with a term that expires in 2004. The Company also has $35 million of uncommitted lines from three banks. As of September 30, 2001, there was $40 million outstanding under the committed and uncommitted lines.

    To provide longer-term financing, the company has registrations under the Securities Act of 1933 providing ability to issue up to $125 million of new debt and equity securities. Of this amount, $15 million of Medium-Term Notes is available for issuance under one registration statement. The Company has an omnibus registration, providing flexibility to issue $150 million in new debt and equity securities. On November 26, 2001, the Company issued $40 million new long-term debt under the omnibus registration, leaving $110 million available under that registration for future financing. The $40 million proceeds were used to replace outstanding short-term debt.

OPERATING ACTIVITIES

    For fiscal 2001, operating activities resulted in a net use of cash of $7,996,000, compared to positive cash flow of $32,256,000 for 2000. This represents more than a $40 million difference in operating cash flow between the two years. This difference is due to higher costs of natural gas purchases not passed through to customers, but deferred. For the year, under-recovery of gas cost, including amortization of prior deferrals, was $43.9 million. In 2000, there was an over-recovery of $2.8 million.

    Wholesale gas prices reached unprecedented high levels in the Northwest during the 2000 - 2001 winter heating season. Effective January 12, 2001, the WUTC approved the Company's request to increase customer rates to recover higher gas costs. In its request to the WUTC, the Company chose to minimize the burden on customers, and not pass through all gas cost increases immediately. The Company experienced substantial under-recoveries during the March quarter, but by the end of that quarter, wholesale prices had declined to a level roughly equivalent to the amount in customer rates. The Company has subsequently entered into agreements with its major suppliers to lock in prices for a three-year period for most of its core supply requirements.

    Effective November 1, 2001, the WUTC approved new rates for Washington customers. The new rates reflect a surcharge to recover the deferred gas cost charges over a three-year period. This arrangement is expected to add cash flow of approximately $10 million per year for the three years, as well as stabilize rates for customers for that period.

INVESTING ACTIVITIES

    Cash used by investing activities in 2001 was $21,549,000, compared to $15,302,000 in 2000. Investing activities are substantially all capital expenditures, which were $3.8 million lower than budget for 2001. Postponement of a major reinforcement project was the major factor in lower than budgeted expenditures. Contributing to the increase over 2000 was $4.5 million spent to install a new integrated work management system.

    Budgeted capital expenditures for fiscal 2002 are approximately $22.8 million, which includes $19 million for new customer connections and distribution system reinforcement and replacement projects. The remainder is for equipment, facilities upgrades, and various technology projects.

FINANCING ACTIVITIES

    Financing activities for 2001 provided $27,835,000, compared to a use of $15,232,000 for 2000. Other than the payment of dividends, the primary financing activity in 2001 was the $38.5 million increase in short-term debt to fund operating activities and capital expenditures.

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

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors
Cascade Natural Gas Corporation
Seattle, Washington

    We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the Corporation) as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Seattle, Washington
November 9, 2001

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2001	2000	1999
	(Dollars in thousands except per share data)
Operating Revenues	$335,814	$241,936	$208,610
Less
Gas purchases	219,795	136,681	109,263
Revenue taxes	20,987	15,261	13,280

Operating Margin	95,032	89,994	86,067

Cost of Operations
Operating expenses	39,182	36,970	36,313
Depreciation and amortization	13,839	13,293	12,841
Property and payroll taxes	5,027	4,734	4,574

	58,048	54,997	53,728

Income from operations	36,984	34,997	32,339

Nonoperating Expense (Income)
Interest	10,509	10,936	10,486
Interest charged to construction	(333)	(322)	(383)

	10,176	10,614	10,103
Amortization of debt issuance expense	607	607	603
Other	(313)	(649)	(495)

	10,470	10,572	10,211

Income Before Income Taxes	26,514	24,425	22,128
Income Taxes	9,278	9,051	8,075

Net Income Before Preferred Dividends	17,236	15,374	14,053
Preferred Dividends	—	4	483

Net Income	$17,236	$15,370	$13,570

Other Comprehensive Income (Loss), Net of Tax Minimum pension liability adjustment ($6,502, net of $2,341 income tax effect)	(4,161)	—	—

Comprehensive Income	$13,075	$15,370	$13,570

Earnings Per Common Share, Basic and Diluted	$1.56	$1.39	$1.23

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	2000
	(Dollars in thousands)
ASSETS
Utility Plant	$488,231	$468,789
Less accumulated depreciation	201,530	189,058

	286,701	279,731
Construction work in progress	7,485	5,113

	294,186	284,844

Other Assets
Investments in non utility property	202	202
Notes receivable, less current maturities	311	411

	513	613

Current Assets
Cash and cash equivalents	422	2,132
Accounts receivable and current maturities of notes receivable, less allowance of $1,421 and $1,224 for doubtful accounts	18,865	21,073
Materials, supplies, and inventories	8,870	6,238
Prepaid expenses and other assets	3,783	6,497
Deferred income taxes	559	482

	32,499	36,422

Deferred Charges
Gas cost changes	28,861	—
Other	8,194	6,457

	37,055	6,457

	$364,253	$328,336

COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS, AND LIABILITIES
Common Shareholders' Equity
Common stock, par value $1 per share; Authorized, 15,000,000 shares Issued and outstanding, 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Accumulated other comprehensive income (loss)	(4,161)	—
Retained earnings	17,369	10,736

	121,633	119,161

Redeemable Preferred Stocks, aggregate redemption amount of $0 and $73	—	62

Long-Term Debt	125,000	125,000

Current Liabilities
Notes payable and commercial paper	40,000	1,500
Accounts payable	13,466	14,741
Property, payroll, and excise taxes	4,921	4,509
Dividends and interest payable	7,539	7,525
Other current liabilities	6,426	5,060

	72,352	33,335

Deferred Credits and Other
Gas cost changes	—	15,047
Income taxes	19,649	21,249
Investment tax credits	1,896	2,100
Other	23,723	12,382

	45,268	50,778

Commitments and Contingencies (Note 12)	—	—

	$364,253	$328,336

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital		Retained Earnings
	Shares	Par Value
	(Dollars in thousands except per share data)
Balance, September 30, 1998	11,045,095	$11,045	$97,380	$—	$3,003
Cash dividends:
Common stock, $.96 per share					(10,603)
Preferred stock, senior, $.55 per share					(12)
7.85% cumulative preferred stock, $7.85 per share					(471)
Net Income Before Preferred Dividends					14,053

Balance, September 30, 1999	11,045,095	$11,045	$97,380	$—	$5,970

Cash dividends:
Common stock, $.96 per share					(10,604)
Preferred stock, senior, $.55 per share					(4)
Net Income Before Preferred Dividends					15,374

Balance, September 30, 2000	11,045,095	$11,045	$97,380	$—	$10,736

Cash dividends:
Common stock, $.96 per share					(10,603)
Other comprehensive income (loss)				(4,161)
Net Income Before Preferred Dividends					17,236

Balance, September 30, 2001	11,045,095	$11,045	$97,380	$(4,161)	$17,369

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2001	2000	1999
	(Dollars in thousands)
Operating Activities
Net Income Before Preferred Dividends	$17,236	$15,374	$14,053
Adjustments to reconcile net income before preferred dividends to net cash provided by operating activities:
Depreciation and amortization	13,839	13,293	12,841
Deferrals of gas cost changes	(40,801)	1,298	818
Amortization of gas cost changes	(3,108)	1,539	1,062
Other deferrals and amortizations	3,706	2,310	2,359
Deferred income taxes and tax credits—net	1,403	783	2,373
Other	—	(212)	(174)
Change in current assets and liabilities	(271)	(2,129)	(5,154)

Net cash provided (used) by operating activities	(7,996)	32,256	28,178

Investing Activities
Capital expenditures	(23,829)	(18,252)	(19,942)
Customer contributions in aid of construction	2,180	2,315	2,680
Other	100	635	1,155

Net cash used by investing activities	(21,549)	(15,302)	(16,107)

Financing Activities
Redemption of preferred stock	(62)	(6,124)	(222)
Proceeds from long-term debt, net	—	—	14,888
Repayment of long-term debt	—	—	(10,650)
Changes in notes payable and commercial paper, net	38,500	1,500	(6,929)
Dividends paid	(10,603)	(10,608)	(11,086)

Net cash provided (used) by financing activities	27,835	(15,232)	(13,999)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,710)	1,722	(1,928)
Cash and Cash Equivalents
Beginning of year	2,132	410	2,338

End of year	$422	$2,132	$410

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

    As of September 30, 2001, the Company had approximately 190,653 core customers and 171 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 16% of gas deliveries and 68% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

    Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is derived primarily from this distribution service. The principal industrial activities of its customers include the generation of electricity, processing of food, processing of forest products, production of chemicals, refining of crude oil, and production of aluminum.

    The Company is subject to regulation of most aspects of its operations by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC). It is subject to regulatory risk primarily with respect to recovery of costs incurred. Various deferred charges and deferred credits reflect assumptions regarding recovery of certain costs through temporary customer rate adjustments during future periods.

Note 2—Summary of Significant Accounting Policies

    The Company's accounting records and practices conform to the requirements and uniform system of accounts prescribed by the WUTC and the OPUC.

    Principles of consolidation:  The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly owned subsidiaries: Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC Resources, Inc. All intercompany transactions are eliminated in consolidation.

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

    Depreciation of utility plant is computed using the straight-line method. The Company periodically conducts depreciation studies to establish and update asset depreciation lives. Asset lives used for computing depreciation range from six to seventy years, and the weighted average annual depreciation rate is approximately 3.0%. The Company periodically reviews the carrying amount of its utility plant and other long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is deemed not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

    Investments in non-utility property:  Real estate, carried at the lower of cost or estimated net realizable value is the primary investment.

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

    Cash and cash equivalents:  For purposes of reporting cash flows, the Company accounts for all liquid investments, with a purchased maturity of three months or less, as cash equivalents. The following provides additional information to the Consolidated Statements of Cash Flows:

	2001	2000	1999
	(dollars in thousands)
Changes in current assets and current liabilities:
Accounts receivable	$2,208	$(8,133)	$(3,196)
Income taxes	936	563	(165)
Inventories	(2,632)	12	(38)
Prepaid expenses and other assets	(363)	(1,163)	(259)
Accounts payable and accrued expenses	(847)	7,016	(1,394)
Other	427	(424)	(102)

Net change in current assets and current liabilities	$(271)	$(2,129)	$(5,154)

Cash payments:
Interest (net of amounts capitalized)	$10,868	$9,501	$9,136
Income taxes	$6,911	$7,664	$5,863

    Materials, supplies and inventories:  Materials and supplies for construction, operations, and maintenance, and inventories of natural gas are recorded at cost.

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

    Regulatory assets (liabilities) at September 30, 2001 and 2000 include the following:

	2001	2000
	(dollars in thousands)
Unamortized loss on reacquired debt	$3,438	$3,968
Gas cost changes	28,861	(15,047)
Deferred income taxes	(4,769)	(3,826)
Postretirement benefits other than pensions	937	1,687
Other, net	(1,307)	(223)

Net	$27,160	$(13,441)

    Effective November 1, 2001, the WUTC approved new rates for Washington customers, that include a surcharge to recover the balance of deferred gas cost charges over a three year period, at approximately $10 million per year.

    Revenue recognition:  The Company recognizes operating revenues based on deliveries of gas to customers. This includes estimated revenues for gas delivered but not billed to residential and commercial customers from the latest meter reading date to the end of the accounting period.

    Leases:  The Company leases a majority of its vehicle fleet. These leases are classified as operating leases. The Company's primary obligation under these leases is for a twelve-month period, with options to extend the lease thereafter. Commitments beyond one year are not material. Rent expense under operating leases totaled $980,000, $919,000, and $921,000 for fiscal years ended September 30, 2001, 2000, and 1999, respectively.

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

    Investment tax credits:  Investment tax credits were deferred and are amortized over the remaining lives of the properties that gave rise to the credits.

    Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, and in the determination of depreciable lives of utility plant.

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

    Comprehensive Income (Loss):  Comprehensive income for the fiscal year ended September 30, 2001, included a charge to Other Comprehensive Income in the amount of $4,161,000 net of income tax. The charge is related to a minimum pension liability adjustment. See Note 11 for more information. Comprehensive income for fiscal years ended September 30, 2000, and 1999 was equal to the Company's net income.

    Segment Reporting:  Management views the Company as operating as a single segment, that of a local distribution company in the Pacific Northwest. Therefore the financial statements do not include disclosure of segment information.

New Accounting Standards:

    FAS Nos. 133 and 138.  As of the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (FAS) No. 133, titled "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

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

    Generally, gains or losses resulting from the eventual settlement of these contracts are subject to deferral under the Company's tariffs with the Washington Utilities and Transportation Commission and Oregon Public Utility Commission. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Other Deferred Credits" and "Deferred Charges", pursuant to FAS No. 71. Thus, as gains and losses on contracts in place as of October 1, 2000 were subject to deferral, the adoption of FAS Nos. 133 and 138 had no impact on net income. Gains and losses on contracts not subject to deferral are recognized currently. As of and for the year ended September 30, 2001, natural gas purchase contracts required to be accounted for as derivatives under FAS Nos. 133 and 138 had an insignificant impact on the financial position and results of operations.

    In March, 2001, the Financial Accounting Standards Board approved the Derivative Implementation Group (DIG) Issue C-10, Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception, which states that derivative contracts containing volumetric optionality can not constitute "normal purchases and sales." The Company adopted the provisions of DIG Issue C-10 beginning July 1, 2001. Based on natural gas purchase contracts in place as of July 1, adoption of DIG Issue C-10 had an insignificant impact on the financial position and results of operations.

    During fiscal 2001, the Company entered into a contract for pipeline capacity unrelated to its regulated natural gas distribution operations. As of September 30, 2001, the value of this derivative asset was $87,000.

    FAS No. 141.  The FASB has issued FAS No. 141, titled "Business Combinations", effective July 1, 2001. This statement prescribes that business combinations initiated after June 30, 2001, be accounted for using one method, the purchase method. Implementation of this standard has no impact on Cascade's financial statements.

    FAS No. 142.  The FASB has issued FAS No. 142, titled "Goodwill and Other Intangible Assets." This standard is effective for fiscal years beginning after December 15, 2001. Management believes adoption of this standard will not have a significant impact on the Company's financial statements.

    FAS No. 143.  The FASB has issued FAS No. 143, titled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

    FAS No. 144.  The FASB has issued FAS No. 144, titled "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard is effective for fiscal years beginning after December 15, 2001. The Company is assessing whether this statement will have a significant impact on its financial statements.

Note 3—Earnings per Share

    The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	2001	2000	1999
	(in thousands except per share data)
Net income before preferred dividends	$17,236	$15,374	$14,053
Less: Preferred dividends	—	4	483

Net Income	$17,236	$15,370	$13,570

Weighted average shares outstanding	11,045	11,045	11,045
Plus: Issued on assumed exercise of stock options	22	5	1

Weighted average shares outstanding assuming dilution	11,067	11,050	11,046

Earnings per common share, basic and diluted	$1.56	$1.39	$1.23

    The only dilutive securities are the stock options described in Note 6.

Note 4—Utility Plant

    Utility plant at September 30, 2001 and 2000 consists of the following components:

	2001	2000
	(dollars in thousands)
Distribution plant	$432,101	$417,675
Transmission plant	14,693	14,633
General plant	37,215	32,262
Intangible plant	212	212
Nondepreciable plant	4,010	4,007

	$488,231	$468,789

Note 5—Common Stock

    At September 30, 2001, shares of common stock are reserved for issuance as follows:

Number of shares
Employee Savings Plan and Retirement Trust (401(k) plan)	119,765
Dividend Reinvestment Plan	51,338
Director Stock Award Plan	4,112
Stock Incentive Plan (Note 6)	143,966

319,181

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

Note 6—Stock Compensation Plan

    Under the Company's stock incentive plan, officers and other key management employees may be granted options to purchase stock. The grants vest 1/3 per year over three years, and expire five years after the grant date. The weighted average remaining life of options outstanding at September 30, 2001 is 4.1 years.

    The following table summarizes the grants under option at September 30:

	2001		2000		1999
	Wtd. Avg. Exercise Price	No. Shares Under Option	Wtd. Avg. Exercise Price	No. Shares Under Option	Wtd. Avg. Exercise Price	No. Shares Under Option
Balance at October 1	$15.90	91,100	$16.50	38,000	$—	—
Options granted	$18.57	58,900	$14.94	53,100	$16.50	38,000
Options exercised	$15.63	6,033	$—	—	$—	—

Balance at September 30	$16.81	143,967	$15.90	91,100	$16.50	38,000

Exercisable at September 30	$15.86	43,033	$16.50	12,667	none	none

Weighted average fair value of options granted during the fiscal year	$2.90		$2.56		$2.44

    As of September 30, 2001, no options under the plan have expired or been cancelled. The fair value was estimated at the date of the grants using a Black-Scholes option pricing model using the following assumptions:

	Options granted during
	2001	2000	1999
Dividend yield	4.79%	5.49%	4.52%
Expected volatility	24%	23%	21%
Expected life	5 years	5 years	4 years
Risk-Free interest rate	4.12%	5.73%	4.60%

    The Company accounts for stock-based compensation using APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. The exercise price of each grant was equal to the market price at the respective grant date, therefore no compensation expense has been recorded in connection with the Plan. Under FAS No. 123, "Accounting for Stock-Based Compensation," compensation expense is determined based on the fair value of the award and is recognized over the vesting period. Had compensation expense been determined in accordance with FAS 123, the Company's net income would have been as follows:

	2001	2000	1999
Proforma net income	$17,082	$15,306	$14,033
Proforma earnings per share
Basic	$1.55	$1.39	$1.23
Diluted	$1.54	$1.39	$1.23

Note 7—Redeemable Preferred Stocks

    As of September 30, 2001, the Company has no preferred stock. As of September 30, 2000, there were 7,250 shares of $0.55 Cumulative Senior Preferred Stock, Series C, which was fully redeemed in November 2000 for $73,000.

Note 8—Notes Payable and Commercial Paper

    The Company's short-term borrowing needs are met with a $50,000,000 revolving credit agreement with one of its banks. This agreement has an annual 0.16% commitment fee with a term that expires in 2004. The Company also has $35,000,000 of uncommitted lines from three banks.

	2001	2000	1999
	(dollars in thousands)
Amount outstanding at September 30	$40,000	$1,500	$—
Average daily balance outstanding	23,699	2,670	8,122
Average interest rate, excluding commitment fee	5.01%	6.08%	5.44%
Maximum month end amount outstanding	44,500	10,213	23,713

    Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. Under the most conservative restriction, approximately $12,668,000 is available for payment of dividends as of September 30, 2001.

Note 9—Long-Term Debt

    Long-term debt at September 30, 2001 and 2000 consists of the following:

	2001	2000
	(dollars in thousands)
Medium-term notes:
7.32% due Aug. 2004	22,000	22,000
7.18% due Oct. 2004	4,000	4,000
8.38% due Jan. 2005	5,000	5,000
8.35% due Jul. 2005	5,000	5,000
8.50% due Oct. 2006	8,000	8,000
8.06% due Sep. 2012	14,000	14,000
8.10% due Oct. 2012	5,000	5,000
8.11% due Oct. 2012	3,000	3,000
7.95% due Feb. 2013	4,000	4,000
8.01% due Feb. 2013	10,000	10,000
7.95% due Feb. 2013	10,000	10,000
7.48% due Sep. 2027	20,000	20,000
7.098% due Mar. 2029	15,000	15,000

Total long-term debt	$125,000	$125,000

    None of the long-term debt includes sinking fund requirements. Annual obligations for redemption of long-term debt are as follows: None in fiscal years 2002 through 2003, $22,000,000 in fiscal year 2004, $14,000,000 in fiscal year 2005, none in fiscal year 2006, and $89,000,000 thereafter.

    A Medium-Term Note program provides longer term financing with $125 million outstanding at September 30, 2001. There is $15 million remaining registered under the Securities Act of 1933 and available for issuance of Medium-Term Notes. The Company has an additional shelf registration providing ability to issue up to $150 million new long-term debt and equity securities.

Note 10—Income Taxes

    The provision for income tax expense consists of the following:

	2001	2000	1999
	(dollars in thousands)
Current tax expense	$7,875	$8,269	$5,702
Deferred tax expense	1,606	984	2,594
Amortization of deferred investment tax credits	(203)	(202)	(221)

	$9,278	$9,051	$8,075

    A $2,341,000 tax benefit associated with a charge related to accrual of minimum pension liability has been recorded in Other Comprehensive Income for the year ended September 30, 2001. See Note 11 for more information.

    A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

	2001	2000	1999
	(dollars in thousands)
Statutory federal income tax rate	35%	35%	35%
Income tax calculated at statutory federal rate	$9,282	$8,549	$7,745
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	200	191	177
Non-normalized depreciation differences	343	407	374
Amortization of investment tax credits	(203)	(202)	(221)
Other	(344)	106	—

	$9,278	$9,051	$8,075

Effective tax rate	35.0%	37.1%	36.5%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There is no deferred tax provision for temporary differences related to depreciation of pre-1981 assets because with respect to those assets, there is no regulatory recognition of deferred tax accounting.

    Deferred tax assets and liabilities are calculated under FAS No. 109, "Accounting for Income Taxes". FAS No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for ratemaking purposes. Because of prior and expected future ratemaking treatment of temporary differences for which flow-through accounting has been utilized, a regulatory liability for income taxes payable through future rates related to those temporary differences has been established. At September 30, 2001, the balance of this regulatory liability is $4,769,000.

    The tax effects of significant items comprising the Company's net deferred tax liability at September 30, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Current Amount:
Deferred tax asset for allowance for doubtful accounts	$559	$482

Non-current Amounts:
Deferred tax liabilities:
Basis differences on net fixed assets	$21,506	$19,714
Debt refinancing costs	1,229	1,420
Retirement benefit obligations	845	547

	23,580	21,681

Deferred tax assets:
Retirement benefit obligations	1,477	319
Other comprehensive income	2,341	—
Other	113	113

	3,931	432

Net non-current deferred tax liability	$19,649	$21,249

Note 11—Retirement Plans

    The Company's noncontributory defined benefit pension plan covers substantially all employees over 21 years of age with one year of service. The benefits are based on a formula which includes credited years of service and the employee's annual compensation. The Company's policy is to fund the plan by contributing an amount equal to the actuarially determined normal cost plus ten-year amortization payments towards the unfunded actuarial liability, subject to the limits on deductible contributions. The Company also provides executive officers with supplemental retirement, death, and disability benefits. Under the plan, vesting occurs on a stepped basis, with full vesting at age 55 and completing either five years of participation under the plan or seventeen years of employment with the Company, upon death, or upon a change in control. The plan supplements the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits are equal to 70% of the executive's highest salary during any of the five years preceding retirement. The plan also provides a death benefit equivalent to ten years of vested benefits. The Company funds the plan by making contributions to the Trust sufficient to assure assets held by the Trust always exceed the accumulated benefit obligation for benefits payable by the plan.

    The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. The Company's policy is generally to fund the plan to the extent allowable under Internal Revenue Service rules.

    The pension plan was amended, effective January 1, 2000, so that for salaried employees, the past service benefit calculation was changed to the five-year period ended December 31, 1998 from the five-year period ended December 31, 1994. In fiscal 2001, the retiree medical plan was amended to increase the amount of health care and prescription drugs costs paid by plan participants.

    The special termination benefit for the retirement plan represents the recognition of the increase in the projected benefit obligation for five employees that retired in fiscal 1999.

    The following tables set forth the pension and health care plan disclosures:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
Service cost	$1,928	$1,765	$1,784	$484	$469	$434
Interest cost	3,373	3,187	2,838	1,949	1,739	1,316
Expected return on plan assets	(4,171)	(3,841)	(3,346)	(903)	(833)	(699)
Amortization of transition obligation	100	102	106	657	657	657
Amortization of prior service cost	500	481	424	—	—
Recognized net actuarial loss / (gain)	—	1	41	(124)	(218)	(341)
Special termination benefit	—	—	210	—	—	—

Net periodic benefit cost	$1,730	$1,695	$2,057	$2,063	$1,814	$1,367

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(dollars in thousands)
Change in benefit obligations
Projected benefit obligation at beginning of year	$44,407	$40,887	$24,401	$18,280
Service Cost	1,928	1,765	484	469
Interest Cost	3,373	3,188	1,949	1,739
Plan participants' contributions	—	—	—	25
Amendments	4	1,015	(827)	—
Benefits paid	(1,920)	(1,928)	(1,264)	(821)
Changes in assumptions	2,356	65	—	—
Actuarial (gain)/loss	(748)	(585)	4,523	4,709

Projected benefit obligation at end of year	$49,400	$44,407	$29,266	$24,401

Change in Plan Assets
Fair value of plan assets at beginning of year	$48,299	$41,854	$10,280	$9,514
Actual return on plan assets	(8,250)	6,104	(1,188)	736
Employer contributions	2,437	2,269	867	826
Plan participants' contributions	—	—	—	25
Benefits Paid	(1,920)	(1,928)	(1,264)	(821)

Fair value of plan assets at end of year	$40,566	$48,299	$8,695	$10,280

Funded Status	$(8,834)	$3,891	$(20,571)	$(14,121)
Unrecognized prior service cost	3,004	3,499	(827)	—
Unrecognized net (gain)/loss	11,429	(2,599)	9,964	3,226
Unrecognized transition obligation/(asset)	526	627	7,391	8,048

Net amount recognized	$6,125	$5,418	$(4,043)	$(2,847)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$3,047	$5,418	$—	$—
Accrued pension (liability)	(6,569)	—	(4,043)	(2,847)
Intangible asset	3,145	—	—	—
Accumulated other comprehensive income (loss)	6,502	—	—	—

Net amount recognized	$6,125	$5,418	$(4,043)	$(2,847)

	2001	2000
Weighted Average Assumptions
Discount rate	7.50%	7.75%
Average compensation increase	4.50%	5.00%
Expected rate of return on plan assets
Pension plan	9.00%	9.00%
Supplemental executive retirement plan	8.50%	8.50%
Postretirement medical benefit plan	8.75%	8.75%

    The assumed health care cost trend rate used in measuring the APBO at September 30, 2001 for medical costs is 8.0% for fiscal 2002, trending down to 5.5% in 2007. For prescription drug costs, the rate is 11.0% for 2002, trending down to 5.5% in 2013. A one percent change in the assumed health care cost trend rate would have the following effects as of September 30, 2001:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on service and interest cost	$423	$(343)
Effect on postretirement benefit obligation as of 10/1/2000	$3,871	$(3,191)
Effect on postretirement benefit obligation as of 9/30/2001	$4,449	$(3,667)

    During fiscal 2001, the value of the pension plan assets declined, reflecting the general downward trend in common stock values. The decline in asset values resulted in an unfunded accumulated benefit obligation. To recognize this liability, the Company recorded a minimum pension liability adjustment in accordance with the provisions of FAS No. 87. This adjustment included a reversal of a $3,078,000 prepaid pension asset, recording a pension liability of $6,569,000, establishment of an intangible asset account of $3,145,000, and a charge to other comprehensive income of $4,161,000, net of tax.

    The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company will match contributions at a rate of 75% of each employee's contribution up to 6% of the employee's compensation, as defined. The Company recognized costs for contributions to this plan of $842,000, $889,000, and $810,000, for 2001, 2000 and 1999, respectively.

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

    The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on current contract price terms and estimated commodity prices, which are subject to change:

Fiscal Year Ending September 30	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(dollars in thousands)
2002	$133,135	$25,273	$2,414	$160,822
2003	111,301	25,273	1,765	138,339
2004	109,288	25,273	1,765	136,326
2005	9,755	25,273	1,765	36,793
2006	6,929	25,273	1,765	33,967
Thereafter	14,435	209,405	14,119	237,959

	$384,843	$335,770	$23,593	$744,206

    Purchases under these contracts for fiscal 2001, 2000, and 1999, including commodity purchases, as well as demand charges have been as follows:

	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(dollars in thousands)
2001	$166,912	$35,276	$3,030	$205,218
2000	$69,168	$31,852	$3,423	$104,443
1999	$60,231	$30,224	$3,786	$94,241

Environmental Matters

    There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade.

    The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement. Through the end of the fiscal year the amounts spent, primarily on investigation and containment, have been immaterial.

    The second claim was received in 1997, and relates to a site in Washington. An investigation has determined there is evidence of contamination at the site, but there is also evidence of an oil line crossing the property, operated by an unrelated party, which may have also contributed to the contamination. There is currently not enough information available to estimate the potential liability associated with this claim. The party who originally made this claim has not been actively pursuing it.

    Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the WUTC and OPUC have previously allowed regulated utilities to increase customer rates to recover similar costs. No claims now pending, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Litigation

    Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denies any responsibility for these injuries, and the parties are engaged in discovery. This case is scheduled for trial in April 2002. There is currently not enough information available to estimate the Company's potential liability associated with this claim, but its self-insured exposure with respect to such claims is $1 million. No claims now pending, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Note 13—Fair Value of Financial Instruments

    The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 2001 and 2000, of financial instruments whose values are sensitive to market conditions are set forth in the following table:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Redeemable Preferred Stock	$—	$—	$62	$73
Long-term Debt	$125,000	$142,585	$125,000	$133,209

Note 14—Interim Results of Operations (unaudited)

	Quarter Ended
	9/30/01	6/30/01	3/31/01	12/31/00
	(thousands except per share data)
Operating revenues	$42,036	$64,085	$124,728	$104,965
Gas costs and revenue taxes	28,544	42,960	93,933	75,345

Operating margin	13,492	21,125	30,795	29,620
Cost of operations	14,958	15,244	14,172	13,674

Income (loss) from operations	(1,466)	5,881	16,623	15,946
Interest and other, net	2,629	2,643	2,472	2,726

Income (loss) before income taxes	(4,095)	3,238	14,151	13,220
Income taxes	(1,894)	1,182	5,165	4,825

Net income (loss)	$(2,201)	$2,056	$8,986	$8,395
Other comprehensive income (loss)	(4,161)	—	—	—

Comprehensive Income (loss)	$(6,362)	$2,056	$8,986	$8,395

Earnings (loss) per common share—basic and diluted	$(0.20)	$0.19	$0.81	$0.76

	Quarter Ended
	9/30/00	6/30/00	3/31/00	12/31/99
Operating revenues	$37,752	$41,563	$88,830	$73,791
Gas costs and revenue taxes	23,926	25,495	56,338	46,183

Operating margin	13,826	16,068	32,492	27,608
Cost of operations	14,293	13,444	14,243	13,017

Income (loss) from operations	(467)	2,624	18,249	14,591
Interest and other, net	2,612	2,692	2,709	2,559

Income (loss) before income taxes	(3,079)	(68)	15,540	12,032
Income taxes	(990)	(23)	5,672	4,392

Net income (loss) before preferred dividends	(2,089)	(45)	9,868	7,640
Preferred dividends	1	1	1	1

Net income (loss)	$(2,090)	$(46)	$9,867	$7,639

Earnings (loss) per common share—basic and diluted	$(0.19)	$(0.00)	$0.89	$0.69

SCHEDULE II

CASCADE NATURAL GAS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended:
September 30, 1999	$645	686	—	709	$622
September 30, 2000	$622	561	—	476	$707
September 30, 2001	$707	713		516	$904
Reserve—Notes Receivable
September 30, 1999	$1,925	32	—	1,838	$119
September 30, 2000	$119	520	—	—	$639
September 30, 2001	$639	4			$643

Note: Accounts written off, net of recoveries

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Reference is made to the information regarding directors under the caption "Election of Directors" on pages 1 through 4 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Proxy Statement sent to shareholders for the 2002 Annual Meeting (the 2002 Proxy Statement), which information is incorporated herein by reference.

Item 11.  Executive Compensation

    Reference is made to the information regarding executive compensation set forth in the 2002 Proxy Statement under "Executive Compensation" on pages 11 through 12, "Retirement Plan" on page 13, "Executive Supplemental Retirement Income Plan" on pages 13 and 14, "Employment Agreements" on page 14, "Supplemental Benefit Trust" on page 14, "Director Compensation" on page 15, and under "Compensation Committee Interlocks and Insider Participation" on page 15, which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 and 7 of the 2002 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    Reference is made to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" on page 15 of the 2002 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements (Included in Part II of this report):
Independent Auditors' Report
Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2001, 2000, and 1999
Consolidated Balance Sheets, September 30, 2001 and 2000
Consolidated Statements of Common Shareholders' Equity for the Years Ended September 30, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000, and 1999
Notes to Consolidated Financial Statements
(a) 2.	Financial Statement Schedule (Included in Part II of this report):
Schedule II—Valuation and Qualifying Accounts
(a) 3.	Exhibits:

Reference is directed to the index to exhibits following the signature page of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.
(b)	Reports on Form 8-K:
None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

December 14, 2001 Date	By	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President—Finance, Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. BRIAN MATSUYAMA W. Brian Matsuyama	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2001 Date
/s/ J. D. WESSLING J. D. Wessling	Sr. Vice President—Finance, Chief Financial Officer (Principal Financial Officer)	December 14, 2001 Date
/s/ JAMES E. HAUG James E. Haug	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 14, 2001 Date
/s/ MELVIN C. CLAPP Melvin C. Clapp	Director	December 14, 2001 Date
/s/ THOMAS E. CRONIN Thomas E. Cronin	Director	December 14, 2001 Date
/s/ DAVID A. EDERER David A. Ederer	Director	December 14, 2001 Date
/s/ HOWARD L. HUBBARD Howard L. Hubbard	Director	December 14, 2001 Date
/s/ LARRY L. PINNT Larry L. Pinnt	Director	December 14, 2001 Date
/s/ BROOKS G. RAGEN Brooks G. Ragen	Director	December 14, 2001 Date
/s/ CARL BURNHAM, JR. Carl Burnham, Jr.	Director	December 14, 2001 Date
/s/ MARY E. PUGH Mary E. Pugh	Director	December 14, 2001 Date

INDEX TO EXHIBITS

Exhibit No		Description
3.1		Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed July 19, 1996.
3.2		Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed July 19, 1996.
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
10.5	.1
Amended dated August 30, 2001, to the Gas Purchase Agreement dated November 1, 1990, between Duke Energy Trading and Marketing, L.L.C. (successor to Mobil Oil Canada)and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
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

10.7		Natural Gas Sales Agreement dated November 1, 1998, between Engage Energy US L.P., and the Registrant. Incorporated by reference to Exhibit 10.7 to the Registrant's 1999 Form 10-K.
10.8		Intentionally omitted.
10.9		Intentionally omitted.
10.10		Base Contract for Short-Term Sale and Purchase of Natural Gas dated August 1, 1999, between Kimball Energy Corporation and the Registrant.
10.11		Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 10-K.
10.12
Replacement Firm Transportation Agreement dated July 31, 1991, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10(1) to the Registrant's registration statement on Form S-2, No. 33-52672 (1992 Form S-2).
10.12	.1
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
10.15		Intentionally omitted.
10.16		Natural gas purchase agreement dated April 26, 2001, between Sempra Energy and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
10.17		Storage Agreement dated July 23, 1990, between Washington Water Power Company and the Registrant. Incorporated by reference to Exhibit 10(v) to the 1992 Form S-2.
10.17	.1
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
10.19
Service Agreement (Firm Redelivery Transportation Agreement under Rate Schedule TF-2 for Cascade's assignment of SGS-1 from WWP) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant.Incorporated by reference to Exhibit 10.19 to the Registrant's 1994 Form 10-K.

10.20
		Service Agreement (Firm Redelivery Transportation Agreement under rate Schedule TF-2 for Cascade's LS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant's 1994 Form 10-K.
10.21		Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. Incorporated by reference to Exhibit 10.21 to the Registrant's 1994 Form 10-K.
10.21	.1
		Amended Exhibit A, effective October 1, 2001, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
10.21	.2
		Amended Exhibit A, effective October 1, 2002, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
10.21	.3
		Amended Exhibit A, effective October 1, 2003, to Gas Purchase Contract dated October 1, 1994, between IGI Resources, Inc. and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
10.22
		Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and the Registrant Incorporated by reference to Exhibit 10.22 to the Registrant's 1994 Form 10-K.
10.22	.1
		Amendment dated November 20, 2001, to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Engage Energy Canada L.P. and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
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
10.27		Intentionally omitted.
10.28		Intentionally omitted.
10.29		1991 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10(n) to the 1992 Form S-2.
10.30
		Executive Supplemental Retirement Income Plan of the Registrant and Supplemental Benefit Trust as amended and restated as of May 1, 1989, as amended by Amendment No. 1 dated July 1, 1991.* Incorporated by reference to Exhibit 10(o) to the 1992 Form S-2.

10.31	Form of employment agreement between the Registrant and W. Brian Matsuyama, and each other executive officer of the Registrant. * Incorporated by reference to Exhibit 10(p) to the 1992 Form S-2.
10.32	Intentionally omitted.
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

QuickLinks

CASCADE NATURAL GAS CORPORATION Annual Report to the Securities and Exchange Commission on Form 10-K For the Fiscal Year Ended September 30, 2001 Table of Contents
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CASCADE NATURAL GAS CORPORATION CONSOLIDATED BALANCE SHEETS
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
  SCHEDULE II
CASCADE NATURAL GAS CORPORATION VALUATION AND QUALIFYING ACCOUNTS (Thousands of Dollars)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS