Form 10-Q
period 2001-12-31
CASCADE NATURAL GAS CORP
filed 2002-02-14
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title Common Stock, Par Value $1 per Share	Outstanding 11,045,095 as of January 31, 2002

CASCADE NATURAL GAS CORPORATION

Index

PART I. Financial Information

Item 1. Financial Statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED
	Dec 31, 2001	Dec 31, 2000
	(thousands except per share data)
Operating revenues	$102,761	$104,965
Less: Gas purchases	67,821	68,464
Revenue taxes	6,297	6,881

Operating margin	28,643	29,620

Cost of operations:
Operating expenses	10,920	9,056
Depreciation and amortization	3,696	3,399
Property and payroll taxes	1,295	1,219

	15,911	13,674

Income from operations	12,732	15,946
Less interest and other deductions—net	2,901	2,726

Income before income taxes	9,831	13,220
Income taxes	3,588	4,825

Net Income	$6,243	$8,395

Weighted average common shares outstanding	11,045	11,045
Net earnings per common share
Basic	$0.57	$0.76

Diluted	$0.56	$0.76

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	Dec 31, 2001	Sep 30, 2001
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $205,233 and $201,530	$287,563	$286,701
Construction work in progress	7,794	7,485

	295,357	294,186

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	287	311

	489	513

Current Assets:
Cash and cash equivalents	4,016	422
Accounts receivable and current maturities of notes receivable, less allowance of $1,568 and $1,421 for doubtful accounts	48,697	18,865
Materials, supplies and inventories	9,867	8,870
Prepaid expenses and other assets	4,088	3,783
Deferred income taxes	577	559

	67,245	32,499

Deferred Charges
Gas cost changes	24,717	28,861
Other	9,504	8,194

	34,221	37,055

	$397,312	$364,253

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(Dollars in Thousands)

	Dec 31, 2001	Sep 30, 2001
	(Unaudited)
COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Accumulated other comprehensive income (loss)	(4,161)	(4,161)
Retained earnings	20,962	17,369

	125,226	121,633

Long-term Debt	165,000	125,000

Current Liabilities:
Notes payable and commercial paper	9,500	40,000
Accounts payable	29,655	13,466
Property, payroll and excise taxes	7,334	4,921
Dividends and interest payable	5,435	7,539
Other current liabilities	8,531	6,426

	60,455	72,352

Deferred Credits and Other	46,631	45,268

Commitments and Contingencies	—	—

	$397,312	$364,253

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	Dec 31, 2001	Dec 31, 2000
	(dollars in thousands)
Operating Activities
Net income	$6,243	$8,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,696	3,399
Deferrals of gas cost changes	2,809	(11,018)
Amortization of gas cost changes	1,334	(853)
Other deferrals and amortizations	690	1,842
Deferred income taxes and tax credits—net	296	241
Change in current assets and liabilities	(12,529)	1,731

Net cash provided by operating activities	2,539	3,737

Investing Activities
Capital expenditures	(4,867)	(5,410)
Customer contributions in aid of construction	310	155
Other	23	34

Net cash used by investing activities	(4,534)	(5,221)

Financing Activities
Redemption of preferred stock	—	(62)
Proceeds from long-term debt, net	38,740	—
Changes in notes payable and commercial paper, net	(30,500)	8,500
Dividends paid	(2,651)	(2,651)

Net cash provided by financing activities	5,589	5,787

Net Increase in Cash and Cash Equivalents	3,594	4,303
Cash and Cash Equivalents
Beginning of year	422	2,132

End of period	$4,016	$6,435

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001

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

        Reference is directed to the Notes to Consolidated Financial Statements contained in the 2001 Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and comments included therein under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Earnings Per Share.    The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	Quarter Ended December 31
	2001	2000
	(in thousands except per share data)
Net Income	$6,243	$8,395
Weighted average shares outstanding	11,045	11,045

Basic earnings per share	$0.57	$0.76

Weighted average shares outstanding	11,045	11,045
Plus: Issued on assumed exercise of stock options	22	4

Weighted average shares outstanding assuming dilution	11,067	11,049

Diluted earnings per share	$0.56	$0.76

Commitments and Contingencies

        Gas Service Contracts.    During the quarter ended December 31, 2001, the Company terminated all of its gas supply contracts with Enron based on Enron's insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with other suppliers. Enron Canada Corp., a Canadian entity is disputing Cascade's right to terminate one of the Enron gas supply contracts. On February 6, 2002, Enron Canada sent a letter to the Company claiming that the Company owes it a termination payment in the amount of $3.7 million. Company management believes that the Company has no further obligation under the terminated contract and intends to contest Enron Canada's claim.

        Other than the above mentioned contracts to replace supplies that had been available under the Enron contracts, the Company did not enter into any new long-term supply commitments during the quarter.

        Environmental Matters.    There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade.

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

        Litigation.    Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denied any responsibility for these injuries. In November 2001, the parties agreed to a settlement calling for payments totaling $250,000 to the plaintiffs. This settlement is subject to the approval of the courts. No other claims now pending, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three month periods ended December 31, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

        Net income for the first quarter of fiscal 2002 (quarter ended December 31, 2001) was $6,243,000, or $0.57 basic earnings per share ($0.56 diluted), compared to $8,395,000, or $0.76 per share (basic and diluted), for the quarter ended December 31, 2000. This represents a 25% decline in first quarter basic earnings per share from first quarter 2001 results. The decline in results for the quarter result primarily from lower operating margins combined with increased costs of operations.

Operating Margin

        Residential and Commercial Margin.    Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

Residential and Commercial Operating Margin
	First Quarter of Fiscal
			Percent Change
	2001	2001
	(dollars in thousands)
Degree Days	2,038	2,308	-11.7%
Average Number of Customers
Residential	167,713	162,342	3.3%
Commercial	28,001	27,648	1.3%
Average Therm Usage per Customer
Residential	268	295	-9.2%
Commercial	1,232	1,443	-14.6%
Operating Margin
Residential	$12,530	$13,194	-5.0%
Commercial	$6,895	$8,218	-16.1%

        For the quarter ended December 31, 2001, operating margin from sales to residential and commercial customers decreased $1,987,000 from the same period last year. The decline in these margins is attributable to lower per customer gas usage. Reduced per customer usage negatively affected margins by approximately $2.6 million for the quarter. Per customer gas usage has been influenced by warmer weather through much of the quarter, conservation efforts that followed last year's western energy crisis, and the national recession. Partially offsetting the decline in per customer consumption, the addition of 5,724 new customers provided approximately $620,000 margin.

        Industrial and Other Margin.    Operating margin from industrial customers increased $593,000 quarter to quarter, with much of the increase coming from the Company's new gas management services. Margin from electric generation customers was $200,000 lower than last year, reflecting abundant hydroelectric availability and a general reduction in demand for electricity in the West. Margins from gas deliveries to customers other than electric generators were up slightly compared to the first quarter of fiscal 2001, reflecting the favorable response of industrial customers to current gas costs. Additionally, during the quarter there was $240,000 of margin from off-system pipeline capacity agreements entered into in fiscal 2001.

Cost of Operations

        Cost of operations for the quarter ended December 31, 2001, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $2,237,000 or 16% from the quarter ended December 31, 2000.

        Operating Expenses, which are primarily labor and benefits expenses, increased $1,864,000, or 21%, for the quarter. Most of the increase resulted from employee related expenses, including increases in benefit plan expenses, as well as market-rate wage and salary adjustments made in fiscal 2001. Also included are increased software and plant maintenance costs, and a one-time $250,000 charge for the settlement of the lawsuit referred to in Note 12 to the 2001 financial statements.

        Depreciation and Amortization increased $297,000, or 8.7%, for the quarter ended December 31, 2001 compared to the same period a year earlier, as a result of increases in depreciable assets.

        Property and Payroll Taxes increased $76,000, or 6.2%, for the December 2001 quarter compared to a year earlier. The increase is primarily related to increased wage and salary costs, and higher property assessments.

Interest and Other Deductions—Net

        Interest and other deductions—net, for the quarter was $2,901,000, a $175,000 (6.4%) increase from the December 2000 quarter. Most of the increase is related to interest on $40 million of debt required due to negative cash flow from the unrecovered gas cost during the winter of October 2000 through March of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee with a term that expires in 2004. The Company also has $25 million of uncommitted lines from two banks. As of December 31, 2001, there was $9.5 million outstanding under the committed line.

        To provide longer-term financing, the Company in 2001 filed an omnibus registration statement under the Securities Act of 1933 providing ability to issue up to $150 million of new debt and equity securities. On November 26, 2001, the Company issued $40 million of 30-year debt under the omnibus registration statement, leaving $110 million available under that registration statement for future financing. The proceeds of the $40 million offering were used to pay down outstanding short-term debt. In addition, the Company still has available $15 million of Medium-Term Notes for issuance under an earlier registration statement.

        Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

        Net cash provided by operating activities during the quarter was $2,539,000 compared to $3,737,000 for the December 2000 quarter. Lower net income was the primary reason for the decrease. Operating cash flow was negatively affected by an $11 million under-recovery of gas costs for the December 2000 quarter. Effective November 1, 2001, the WUTC approved new rates for Washington customers. The new rates reflect a surcharge to recover over a three-year period the gas cost increases incurred and deferred during fiscal 2001. This arrangement is expected to add cash flow of approximately $10 million per year for the three years, as well as stabilize rates for customers for that period.

Investing Activities

        Cash used by investing activities for the quarter ended December 31, 2001 was $4,534,000, compared to $5,221,000 for the prior year's quarter.

        Budgeted capital expenditures for fiscal 2002 are approximately $22.8 million. This budget includes $19 million for new customer connections and distribution system replacement and reinforcement.

Financing Activities

        Net financing activities for the quarter ended December 31, 2001 provided $5,589,000, compared to $5,787,000 for the comparable period last year. The principal financing activity during the quarter was the issuance of $40 million of new long-term debt. The net proceeds of $38.7 million were used to pay down short-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The Company has fixed-rate debt obligations, but does not have derivative financial instruments subject to interest rate risk. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities, except to the extent required under the terms of the Company's $40 million note offering in the case of the death of the owner of the note.

        The Company's natural gas purchase commodity prices are subject to fluctuations over time resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company has fixed-price contracts covering a substantial portion of natural gas supply requirements of its core customers through September 2004. This strategy is followed to assure availability of adequate supplies to meet customer needs and to shield the Company and its core customers from price volatility. There is risk that market prices may fall below the price levels established in the contracts. However the WUTC and the OPUC support the Company's strategy, and have approved rates that reflect the recovery of the contracted prices. Thus the Company believes that regulatory policy, including Purchased Gas Adjustment mechanisms, assure the recovery of prudently incurred wholesale gas cost, and that the Company's commodity price risk is immaterial. Further, the Company does not engage in significant energy trading activities.

FORWARD LOOKING STATEMENTS

        Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, consolidation in the energy industry, the failure or inability of key natural gas suppliers to honor their commitments, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

PART II. Other Information

Item 2. Changes in Securities

        Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $104,618,000 as of December 31, 2001. Under this agreement, approximately $15,006,000 was available for payment of dividends at December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders on January 24, 2002, the following directors were elected by the vote indicated for terms of office expiring in 2003:

	For	Withheld
Carl Burnham, Jr.	9,355,734	144,654
Melvin C. Clapp	9,361,882	138,506
Thomas E. Cronin	9,369,437	130,951
David A. Ederer	9,361,797	138,591
Howard L. Hubbard	9,346,304	154,084
W. Brian Matsuyama	9,366,616	133,772
Larry L. Pinnt	9,354,073	146,315
Brooks G. Ragen	9,360,099	140,289
Mary Pugh	9,359,015	141,373

        In addition, a proposal to approve an amendment to the Cascade Natural Gas Corporation 1998 Incentive Stock Plan providing for an increase of 300,000 shares of Common Stock subject to awards was approved by a vote of 8,556,486 for and 943,902 against or withheld.

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
12/31/01	9/30/01	9/30/00	9/30/99	9/30/98	9/30/97
3.07	3.39	3.12	3.00	2.42	2.68

        For purposes of this calculation, earnings include income before income taxes, plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios, as well as the ratio of earnings to fixed charges including preferred dividends.

Enron Claim:

        During the quarter ended December 31, 2001, the Company terminated all of its gas supply contracts with Enron based on Enron's insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with other suppliers. Enron Canada Corp., a Canadian entity is disputing Cascade's right to terminate one of the Enron gas supply contracts. On February 6, 2002, Enron Canada sent a letter to the Company claiming that the Company owes it a termination payment in the amount of $3.7 million. Company management believes that the Company has no further obligation under the terminated contract and intends to contest Enron Canada's claim.

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits:

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
b.
Reports on Form 8-K:

        During the quarter ended December 31, 2001, the following reports were filed on Form 8-K in connection with the issuance by the Company of $40 million 7.5% Notes due November 15, 2031 pursuant to a Registration Statement on Form S-3 (No. 333-69516), which was declared effective on October 11, 2001:

        November 16, 2001—To report the Registrant's audited consolidated financial statements for the fiscal year ended September 30, 2001.

        November 27, 2001—To report as exhibits certain documents in connection with the offering.

        November 30, 2001—To report an additional exhibit in connection with the offering.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Date:	February 14, 2002

QuickLinks

CASCADE NATURAL GAS CORPORATION Index
  PART I. Financial Information
  Item 1. Financial Statements
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (continued) (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
CASCADE NATURAL GAS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED DECEMBER 31, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. Other Information
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE