Form 10-Q
period 2002-03-31
CASCADE NATURAL GAS CORP
filed 2002-05-13
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0599090 (I.R.S. Employer Identification No.)
222 Fairview Avenue North, Seattle, WA (Address of principal executive offices)	98109 (Zip code)
(206) 624-3900 (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of April 30, 2002

CASCADE NATURAL GAS CORPORATION

PART I. Financial Information

Item 1. Financial Statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Mar 31, 2002	Mar 31, 2001	Mar 31, 2002	Mar 31, 2001
	(thousands except per share data)
Operating revenues	$122,361	$124,728	$225,122	$229,693
Less: Gas purchases	80,462	86,552	148,283	155,016
Revenue taxes	8,443	7,381	14,740	14,262

Operating margin	33,456	30,795	62,099	60,415

Cost of operations:
Operating expenses	10,148	9,481	21,177	18,537
Depreciation and amortization	3,702	3,427	7,398	6,826
Property and payroll taxes	1,432	1,264	2,617	2,483

	15,282	14,172	31,192	27,846

Income from operations	18,174	16,623	30,907	32,569
Less interest and other deductions — net	3,247	2,472	6,148	5,198

Income before income taxes	14,927	14,151	24,759	27,371
Income taxes	5,448	5,165	9,037	9,990

Net Income	9,479	8,986	15,722	17,381

Weighted average common shares outstanding	11,045	11,045	11,045	11,045
Net earnings per common share, basic and diluted
Basic	$0.86	$0.81	$1.42	$1.57

Diluted	$0.86	$0.81	$1.42	$1.57

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	Mar 31, 2002	Sep 30, 2001
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $208,956 and $201,530	$290,667	$286,701
Construction work in progress	6,200	7,485

	296,867	294,186

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	272	311

	474	513

Current Assets:
Cash and cash equivalents	10,735	422
Accounts receivable and current maturities of notes receivable, less allowance of $1,384 and $1,421 for doubtful accounts	48,059	18,865
Materials, supplies and inventories	8,316	8,870
Prepaid expenses and other assets	3,972	3,783
Deferred income taxes	594	559

	71,676	32,499

Deferred Charges
Gas cost changes	14,897	28,861
Other	9,193	8,194

	24,090	37,055

	$393,107	$364,253

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(Dollars in Thousands)

	Mar 31, 2002	Sep 30, 2001
	(Unaudited)
COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Accumulated other comprehensive income (loss)	(4,161)	(4,161)
Retained earnings	27,790	17,369

	132,054	121,633

Long-term Debt	165,000	125,000

Current Liabilities:
Notes payable and commercial paper	—	40,000
Accounts payable	23,179	13,466
Property, payroll and excise taxes	8,400	4,921
Dividends and interest payable	7,902	7,539
Other current liabilities	9,744	6,426

	49,225	72,352

Deferred Credits and Other	46,828	45,268

Commitments and Contingencies	—	—

	$393,107	$364,253

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	Mar 31, 2002	Mar 31, 2001
	(dollars in thousands)
Operating Activities
Net income	$15,722	$17,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,398	6,826
Deferrals of gas cost changes	8,636	(38,862)
Amortization of gas cost changes	5,328	(2,170)
Other deferrals and amortizations	891	1,746
Deferred income taxes and tax credits — net	614	549
Change in current assets and liabilities	(11,955)	(9,118)

Net cash provided (used) by operating activities	26,634	(23,648)

Investing Activities
Capital expenditures	(10,390)	(9,915)
Customer contributions in aid of construction	592	1,312
Other	39	38

Net cash used by investing activities	(9,759)	(8,565)

Financing Activities
Redemption of preferred stock	—	(62)
Proceeds from long-term debt, net	38,740	—
Changes in notes payable and commercial paper, net	(40,000)	35,500
Dividends paid	(5,302)	(5,302)

Net cash provided (used) by financing activities	(6,562)	30,136

Net Increase (decrease) in Cash and Cash Equivalents	10,313	(2,077)
Cash and Cash Equivalents
Beginning of year	422	2,132

End of period	$10,735	$55

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2002

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

Earnings Per Share. The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	Quarter Ended March 31		Six Months Ended March 31
	2002	2001	2002	2001
	(in thousands except per-share data)
Net Income	$9,479	$8,986	$15,722	$17,381
Weighted average shares outstanding	11,045	11,045	11,045	11,045

Basic earnings per share	$0.86	$0.81	$1.42	$1.57

Weighted average shares outstanding	11,045	11,045	11,045	11,045
Plus: Issued on assumed exercise of stock options	24	20	24	20
Weighted average shares outstanding assuming dilution	11,069	11,065	11,069	11,065

Diluted earnings per share	$0.86	$0.81	$1.42	$1.57

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

        Other than the above mentioned contracts to replace supplies that had been available under the Enron contracts, the Company has not entered into any new long-term supply commitments during fiscal 2002.

Environmental Matters. There are two claims against the Company for as yet unknown costs for clean up of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies, which were subsequently merged into Cascade.

        The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs, and negotiations are ongoing as to the sharing arrangement. Through the end of the quarter ended March 31, 2002, the amounts spent, primarily on investigation and containment, have been immaterial.

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

Litigation. Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. In 1998, the Company was served with a lawsuit by six plaintiffs, claiming unspecified damages for personal injuries in connection with carbon monoxide exposure. The plaintiffs were residents of a house served by the Company at the time of the incident. The Company denied any responsibility for these injuries. In November 2001, the parties agreed to a settlement calling for payments totaling $250,000 to the plaintiffs. During the second quarter of fiscal 2002, this settlement was approved by the courts, and payments were made to the plaintiffs, settling the lawsuit in full. No other claims now pending, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and six month periods ended March 31, 2002 and 2001.

CRITICAL ACCOUNTING POLICIES

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In following GAAP, management exercises judgment in selection and application of accounting principles. Management considers Critical Accounting Policies to be those where different assumptions regarding application could result in material differences in financial statements.

Regulatory Accounting

        The Company's accounting policies and practices are generally the same as used by unregulated companies for financial reporting under GAAP. However, Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", require regulated companies to apply special accounting treatment to reflect the financial impact of regulation. For example, in establishing the rates to be charged to the Company's retail customers, the WUTC and the OPUC may not allow the Company to charge its customers for recovery of certain expenses in the same period they are incurred. Instead, rates are established in the future to recover costs that were incurred in a prior period. In this situation, FAS No. 71 requires the Company to defer these costs and include them as regulatory assets on the balance sheet. In the subsequent period when these costs are recovered from customers, the Company then amortizes these costs as expense in the income statement, in an amount equivalent to the amounts recovered. Similarly, certain revenue items, or cost reductions may be deferred as regulatory liabilities, which are later amortized to the income statement as customer rates are reduced.

        In order to apply the provisions of FAS No. 71, the following conditions must apply:

  •
  The company's customer rates are established by an independent regulator.

  •
  The rates are designed to recover the company's costs of providing the regulated services or products.

  •
  There is sufficient demand for the regulated service to reasonably assure that rates can be set at a level to recover the costs.

        The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, estimates of unbilled revenue, and in the determination of depreciable lives of utility plant. On an ongoing basis, management evaluates the estimates used, based on historical experience, current conditions and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

        Net income for the second quarter of fiscal 2002 (quarter ended March 31, 2002) was $9,479,000, or $0.86 (basic and diluted earnings per share), compared to $8,986,000, or $0.81 per share (basic and diluted), for the quarter ended March 31, 2001. This represents a 6% improvement in second quarter earnings per share from second quarter 2001 results. The improvement in results for the quarter result primarily from increases in operating margins. Year to date net income was $15,722,000 ($1.42 per share, basic and diluted), a 10% decline from the comparable period for fiscal 2001.

Operating Margin

        Residential and Commercial Margin. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Second Quarter of Fiscal			Year to Date March 31
			Percent Change			Percent Change
	2002	2001		2002	2001
	(dollars in thousands)			(dollars in thousands)
Degree Days	2,351	2,345	0.3%	4,389	4,653	–5.7%
Average Number of Customers
Residential	171,041	165,227	3.5%	169,377	163,784	3.4%
Commercial	28,530	28,140	1.4%	28,266	27,894	1.3%
Average Therm Usage per Customer
Residential	320	302	6.0%	589	597	–1.3%
Commercial	1,539	1,530	0.6%	2,774	2,974	–6.7%
Operating Margin
Residential	$15,384	$14,253	7.9%	$28,031	$27,431	2.2%
Commercial	8,910	8,725	2.1%	15,846	16,793	–5.6%

        Residential and commercial operating margins were up in the second quarter by $1,316,000 compared to last year. Although temperatures, as measured by total degree days for the full quarter were roughly the same as last year, increased per customer consumption resulted in $619,000 of added operating margin. The increased consumption is largely attributable to colder weather in the last month of the quarter. The addition of 6,200 new customers added another $697,000. For the six-month period, residential and commercial operating margins were lower by $347,000 due to lower per customer consumption in the first quarter. Per customer gas usage has been influenced by warmer weather through much of the period, conservation efforts that followed last year's western energy crisis, and the national recession.

        Industrial and Other Margin. Operating margins from industrial customers were higher by $1,345,000 for the quarter and higher by $2,171,000 for the six-month period. Factors influencing performance were:

  •
  Operating margin from electric generation customers was $90,000 higher than last year's second quarter but $105,000 lower year to date. For both the quarter and six-month periods, deliveries to generators were lower than expected. The slow economy, mild temperatures, and greater than anticipated availability of water for hydroelectric generation dramatically affected demand for gas-fired generation.

  •
  Margins from gas deliveries to industrial customers other than electric generators were up $410,000 for the quarter and $727,000 year to date, reflecting continuing recovery from recession and from last year's high energy prices.

  •
  Gas management and other services contributed improvements of $731,000 for the quarter and $1,199,000 for the six months.

  •
  Additionally, there was $111,000 for the quarter and $347,000 year to date of margin from off-system pipeline capacity agreements entered into last year.

Cost of Operations

        Cost of operations for the quarter ended March 31, 2002, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $1,110,000 or 8% from the quarter ended March 31, 2001, and $3,346,000 or 12% year to date.

        Operating Expenses, which are primarily labor and benefits expenses, increased $667,000, or 7%, for the quarter, and $2,640,000, or 14% year to date. Most of the increase for both periods resulted from employee-related expenses, including increases in benefit plan expenses, and normal wage and salary increases. The increase in benefit plan expense is largely attributable to fiscal 2001 declines in the value of plan assets. Under the provisions of Statement of Financial Accounting Standards (FAS) No. 87 and FAS No. 106, the effect of such declines is generally amortized over future periods.

        The year to date comparison is affected by market-rate wage and salary adjustments made in fiscal 2001. Also included are increased software and plant maintenance costs, and a one-time $250,000 charge for the settlement of the lawsuit referred to in the footnotes to the March 31 2002 financial statements, in the paragraph entitled "Litigation".

        Depreciation and Amortization increased $275,000, or 8%, for the quarter ended March 31, 2002 compared to the same period a year earlier, and $572,000, or 8% year to date, as a result of increases in depreciable assets.

        Property and Payroll Taxes increased $168,000, or 13%, for the second quarter, and $134,000, or 5% year to date, compared to fiscal 2001 periods. The increase is primarily related to increased wage and salary costs, and the higher payroll taxes generally attributable to the first and second calendar quarters of each year.

Interest and Other Deductions—Net

        Interest and other deductions—net, for the quarter was $3,247,000, a $775,000 (31%) increase from the March 2001 quarter. For the six months ended March 31, interest and other deductions—net was $6,148,000, a $950,000 (18%) increase over last year. Most of the increase for both periods is related to interest on $40 million of 7.5% 30-year notes issued in November 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in 2004. The Company also has $25 million of uncommitted lines from two banks. As of March 31, 2002, there was no outstanding debt under these credit lines.

        To provide longer-term financing, the Company in 2001 filed an omnibus registration statement under the Securities Act of 1933 providing the ability to issue up to $150 million of new debt and equity securities. On November 26, 2001, the Company issued $40 million of 7.5% 30-year debt under the omnibus registration statement, leaving $110 million available under that registration statement for future financing. The proceeds of the $40 million offering were used to pay down outstanding short-term debt. In addition, the Company still has available $15 million of Medium-Term Notes for issuance under an earlier registration statement.

        Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

        Net cash provided by operating activities for the six months ended March 31, 2002 was $26,634,000. This compares to a use of $23,648,000 for the comparable period a year earlier, representing a cash flow difference of $50,282,000. The improvement is primarily attributable to changes in customer rates and in prices paid for gas purchases. In fiscal 2001, operating cash flow was negatively affected by a nearly $39 million under-recovery of gas costs during the first two quarters. Effective November 1, 2001, the WUTC approved new rates for Washington customers. The new rates reflect a surcharge to recover over a three-year period the gas cost increases incurred and deferred during fiscal 2001. This arrangement is expected to add cash flow of approximately $10 million per year for the three years, as well as stabilize rates for customers for that period. Additionally, most of the supply requirements for core customers are secured by fixed price contracts with suppliers for the period October 2001 through September 2004. Rates designed to recover these fixed supply costs have been approved by both the WUTC and the OPUC, in addition to the above-mentioned surcharge to recover prior under-recoveries. As a result, management does not expect gas cost changes to result in abnormalities in operating cash flows through 2004.

Investing Activities

        Cash used by investing activities for the six months ended March 31, 2002 was $9,759,000, compared to $8,565,000 for the comparable prior year period. Budgeted capital expenditures for fiscal 2002 are approximately $22.8 million. This budget includes $19 million for new customer connections and distribution system replacement and reinforcement.

Financing Activities

        Net cash used by financing activities for the six months ended March 31, 2002 was $6,562,000, compared to a provision of $30,136,000, for the comparable period last year. The principal financing activity during fiscal 2002 to date was the issuance of $40 million of new 7.5% 30-year notes. The net proceeds of $38.7 million were used to pay down short-term debt.

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

PART II. Other Information

Item 2. Changes in Securities

        Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $104,618,000 as of March 31, 2002. Under this agreement, approximately $18,672,000 was available for payment of dividends at March 31, 2002.

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

Item 5. Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
3/31/2002	9/30/2001	9/30/2000	9/30/1999	9/30/1998	9/30/1997
3.02	3.39	3.12	3.00	2.42	2.68

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

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Date:	May 13, 2002

QuickLinks

PART I. Financial Information
  Item 1. Financial Statements
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
CASCADE NATURAL GAS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED MARCH 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE