Form 10-Q
period 2002-06-30
CASCADE NATURAL GAS CORP
filed 2002-08-13
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of July 31, 2002

CASCADE NATURAL GAS CORPORATION

PART I.    Financial Information

Item 1.    Financial Statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Jun 30, 2002	Jun 30, 2001	Jun 30, 2002	Jun 30, 2001
	(thousands except per share data)
Operating revenues	$56,815	$64,085	$281,938	$293,778
Less: Gas purchases	38,509	38,657	186,792	193,673
Revenue taxes	4,053	4,303	18,794	18,565

Operating margin	14,253	21,125	76,352	81,540

Cost of operations:
Operating expenses	9,854	10,529	30,815	29,067
Depreciation and amortization	3,746	3,456	11,144	10,282
Property and payroll taxes	1,290	1,259	4,123	3,741

	14,890	15,244	46,082	43,090

Income (loss) from operations	(637)	5,881	30,270	38,450
Less interest and other deductions—net	3,224	2,643	9,372	7,841

Income (loss) before income taxes	(3,861)	3,238	20,898	30,609
Income taxes	(1,409)	1,182	7,628	11,172

Net Income (loss)	(2,452)	2,056	13,270	19,437

Weighted average common shares outstanding	11,045	11,045	11,045	11,045
Net earnings (loss) per common share,
Basic	$(0.22)	$0.19	$1.20	$1.76

Diluted	$(0.22)	$0.19	$1.20	$1.75

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	Jun 30, 2002	Sep 30, 2001
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $212,708 and $201,530	$290,871	$286,701
Construction work in progress	6,056	7,485

	296,927	294,186

Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	256	311

	458	513

Current Assets:
Cash and cash equivalents	16,989	422
Accounts receivable and current maturities of notes receivable, less allowance of $934 and $1,421 for doubtful accounts	17,462	18,865
Materials, supplies and inventories	9,754	8,870
Prepaid expenses and other assets	3,799	3,783
Deferred income taxes	612	559

	48,616	32,499

Deferred Charges
Gas cost changes	13,665	28,861
Other	8,845	8,194

	22,510	37,055

	$368,511	$364,253

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(Dollars in Thousands)

	Jun 30, 2002	Sep 30, 2001
	(Unaudited)
COMMON SHAREHOLDERS' EQUITY, PREFERRED STOCKS AND LIABILITIES
Common Shareholders' Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,380	97,380
Accumulated other comprehensive income (loss)	(4,161)	(4,161)
Retained earnings	22,686	17,369

	126,950	121,633

Long-term Debt	164,970	125,000

Current Liabilities:
Notes payable and commercial paper	—	40,000
Accounts payable	12,586	13,466
Property, payroll and excise taxes	5,094	4,921
Dividends and interest payable	5,490	7,539
Other current liabilities	9,750	6,426

	32,920	72,352

Deferred Credits and Other	43,671	45,268

Commitments and Contingencies	—	—

	$368,511	$364,253

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	Jun 30, 2002	Jun 30, 2001
	(dollars in thousands)
Operating Activities
Net income	$13,270	$19,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,144	10,282
Deferrals of gas cost changes	7,832	(41,360)
Amortization of gas cost changes	7,365	(2,781)
Other deferrals and amortizations	(1,638)	2,536
Deferred income taxes and tax credits—net	931	534
Change in current assets and liabilities	1,070	(9,520)

Net cash provided (used) by operating activities	39,974	(20,872)

Investing Activities
Capital expenditures	(14,353)	(16,528)
Customer contributions in aid of construction	134	1,899
Other	55	69

Net cash used by investing activities	(14,164)	(14,560)

Financing Activities
Redemption of preferred stock	—	(62)
Proceeds from long-term debt, net	38,740	—
Repayment of long-term debt	(30)	—
Changes in notes payable and commercial paper, net	(40,000)	43,000
Dividends paid	(7,953)	(7,953)

Net cash provided (used) by financing activities	(9,243)	34,985

Net Increase (decrease) in Cash and Cash Equivalents	16,567	(447)
Cash and Cash Equivalents
Beginning of year	422	2,132

End of period	$16,989	$1,685

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2002

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

Earnings Per Share.    The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	Quarter Ended June 30		Nine Months Ended June 30
	2002	2001	2002	2001
	(in thousands except per-share data)
Net Income (loss)	$(2,452)	$2,056	$13,270	$19,437
Weighted average shares outstanding	11,045	11,045	11,045	11,045

Basic earnings (loss) per share	$(0.22)	$0.19	$1.20	$1.76

Weighted average shares outstanding	11,045	11,045	11,045	11,045
Plus: Issued on assumed exercise of stock options	26	23	25	19
Weighted average shares outstanding assuming dilution	11,071	11,068	11,070	11,064

Diluted earnings (loss) per share	$(0.22)	$0.19	$1.20	$1.75

Commitments and Contingencies

        Gas Service Contracts.    During the quarter ended December 31, 2001, the Company terminated its gas supply contracts with Enron based on Enron's insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with other suppliers. Enron Canada Corp., a Canadian entity, is disputing Cascade's right to terminate one of the Enron gas supply contracts. On February 6, 2002, Enron Canada sent a letter to the Company claiming that the Company owes it a termination payment in the amount of $3.7 million. Management believes the termination was fully justified and intends to contest any payment. However, the circumstances surrounding the termination are complex, and the ultimate result is uncertain. Based on management's analysis of the latest information, the Company recorded a fiscal third-quarter charge to earnings in the amount of $2.8 million with respect to Enron Canada's claim.

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

        The first claim was received in 1995, and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the clean up costs. Through the end of the quarter ended June 30, 2002, the amounts spent, primarily on investigation and containment, have been immaterial.

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

        Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and Oregon Public Utility Commission (OPUC) have previously allowed regulated utilities to increase customer rates to recover similar costs. No claims now pending, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three and nine month periods ended June 30, 2002 and 2001.

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

  •
  An independent regulator approves the company's customer rates..

  •
  The rates are designed to recover the company's costs of providing the regulated services or products.

  •
  There is sufficient demand for the regulated service to reasonably assure that rates can be set at a level to recover the costs.

        The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement. At June 30, 2002 there were $17.1 million of regulatory assets and $5.3 million of regulatory liabilities.

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

RESULTS OF OPERATIONS

        The quarter ended June 30, 2002 resulted in a net loss of $2,452,000, or $0.22 per share (basic and diluted), compared to net income of $2,056,000 or $0.19 per share, for the third quarter last year. For the nine months ended June 30, 2002, net income was $13,270,000 million, or $1.20 per share, basic and diluted, compared to $19,437,000, or $1.76 per share, for the nine months ended June 30, 2001. Affecting year-to-year comparisons by $0.30 per share were $0.14 per share of earnings from unusual off-system sales of interstate pipeline capacity in the third quarter last year, and in the current third quarter a charge of $0.16 per share related to the cancellation of a gas supply contract.

Operating Margin

        Residential and Commercial Margin.    Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Third Quarter of Fiscal			Year to Date June 30
			Percent Change			Percent Change
	2002	2001		2002	2001
	(dollars in thousands)			(dollars in thousands)
Degree Days	840	936	-10.3%	5,229	5,589	-6.4%
Average Number of Customers
Residential	170,289	163,886	3.9%	169,681	163,818	3.6%
Commercial	28,328	27,863	1.7%	28,286	27,884	1.4%
Average Therm Usage per Customer
Residential	114	123	-7.3%	702	719	-2.4%
Commercial	608	642	-5.3%	3,381	3,617	-6.5%
Operating Margin
Residential	$6,256	$6,651	-5.9%	$33,751	$34,070	-0.9%
Commercial	3,668	3,928	-6.6%	19,235	20,870	-7.8%

        Residential and commercial operating margins were lower in the quarterly comparison by $655,000. Mild temperatures contributed to lower per-customer consumption during the quarter, reducing margins by $1 million. Partially offsetting the decline in consumption was a $344,000 margin increase from the addition of 6,868 customers. For the nine-month period, residential and commercial operating margins were lower by $1.9 million due to decreased per-customer consumption largely affected by 6% warmer winter weather, as well as conservation efforts that followed last year's western energy crisis, and the national recession.

        Contract Termination Charge.    During the quarter ended December 31, 2001, the Company terminated all of its gas supply contracts with Enron based on Enron's insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with other suppliers. Enron Canada Corp., a Canadian entity, is disputing Cascade's right to terminate one of the Enron gas supply contracts. On February 6, 2002, Enron Canada sent a letter to the Company claiming that the Company owes it a termination payment in the amount of $3.7 million. Management believes the termination was fully justified and intends to contest any payment. However, the circumstances surrounding the termination are complex, and the ultimate result is uncertain. Based on management's analysis of the latest information, the Company recorded a fiscal third-quarter charge to earnings in the amount of $2.8 million with respect to Enron Canada's claim. The effect of this charge to gas costs was a $0.16 increase in the loss reported for the quarter and nine months ended June 30, 2002.

        Industrial and Other Margin.    Excluding the contract termination charge discussed above, operating margins from industrial customers were lower by $895,000 for the quarter and higher by $930,000 year-to-date. Operating margins from industrial customers other than electric generators increased $192,000 for the quarter and $2.1 million year-to-date. The strong improvement in the first part of the fiscal year by this group largely reflected recovery from depressed consumption levels following the West Coast energy crisis during the 2000-2001 winter season. Also adding to margins were gas management and other services, which posted improvements of $4,000 for the quarter and $1.6 million year-to-date. Included in this category were agency fees on gas supplies purchased to serve certain customers who are committed to purchase these supplies for their gas needs. During the third quarter, the normal seasonality of many of these customers and the lingering effects of the slow economy resulted in reduced gas consumption.

        More than offsetting the gains from other industrial deliveries and services was a reduction in operating margins from electric generation customers, which were down $1.1 million compared to last year's third quarter, and $1.2 million year-to-date. Demand for gas-fired electric generation in the Pacific Northwest decreased through the third quarter until it was almost non-existent in the month of June. Mild weather and the continuing effects of the economic recession played a part, but the largest influence on the market was an abundance of hydropower in the region. Above normal precipitation (contrasted with drought conditions a year ago) and a strong, prolonged run-off from spring snowmelt has left reservoirs behind major generating dams filled to capacity. Consequently, there is an unusual oversupply of hydropower for the near term.

Cost of Operations

        Cost of operations for the quarter ended June 30, 2002, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $354,000 or 2% from the quarter ended June 30, 2001, and increased $3 million or 7% year-to-date.

        Operating Expenses, which are primarily labor and benefits expenses, decreased $675,000, or 6%, for the quarter, and increased $1.7 million, or 6% year-to-date. The favorable comparison for the quarter is largely the result of a $700,000 charge in the third quarter of fiscal 2001 for performance based incentive compensation. There is no corresponding cost recorded in 2002.

        For the quarter, several expense categories decreased, however employee benefits expenses increased $370,000, primarily related to higher medical costs and retirement plan accruals. The increase in retirement plan expense is largely attributable to fiscal 2001 declines in the value of plan assets. Under the provisions of Statement of Financial Accounting Standards (FAS) No. 87 and FAS No. 106, the effect of such declines is generally amortized over future periods. Bad debts expense increased $240,000 related to the higher number and amount of past due accounts. Factors influencing bad debts expense were customers' ability to pay due to their higher natural gas rates, and unfavorable economic conditions.

        On a year-to-date basis, benefits cost increased $1.7 million due to the same factors described above for the quarter. The year-to-date labor comparison is affected by market-rate wage and salary adjustments made in January of fiscal 2001. Also included is a $250,000 charge for the settlement of the lawsuit referred to in the footnotes to the June 30, 2002 financial statements, in the paragraph entitled "Litigation".

        Depreciation and Amortization increased $290,000, or 8%, for the quarter ended June 30, 2002 compared to the same period a year earlier, and $862,000, or 8% year-to-date, as a result of increases in depreciable assets.

        Property and Payroll Taxes increased $31,000, or 2%, for the second quarter, and $382,000, or 10% year-to-date, compared to fiscal 2001 periods. The increases are primarily related to increased wage and salary costs, and the higher payroll taxes generally attributable to the first and second calendar quarters of each year.

Interest and Other Deductions—Net

        Interest and other deductions—net, for the quarter was $3.2 million, a $581,000 (22%) increase from the June 2001 quarter. For the nine months ended June 30, interest and other deductions—net was $9.4 million, a $1.5 million (19%) increase over last year. Most of the increase for both periods is related to interest on $40 million of 7.5% 30-year notes issued in November 2001compared to interest rates on short-term debt which averaged 5.01% in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50 million bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in 2004. The Company also has a $10 million uncommitted bank credit line. As of June 30, 2002, there was no outstanding debt under these credit lines.

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

Operating Activities

        Net cash provided by operating activities for the nine months ended June 30, 2002 was $40 million. This compares to a use of $20.8 million for the comparable period a year earlier, representing a cash flow difference of $60.8 million. The improvement is primarily attributable to changes in customer rates and in prices paid for gas purchases. In fiscal 2001, operating cash flow was negatively affected by a nearly $39 million under-recovery of gas costs during the first two quarters. Effective November 1, 2001, the WUTC approved new rates for Washington customers. The new rates reflect a surcharge to recover over a three-year period the gas cost increases incurred and deferred during fiscal 2001. This arrangement is expected to add cash flow of approximately $10 million per year for the three years, as well as stabilize rates for customers for that period. Additionally, most of the supply requirements for core customers are secured by fixed price contracts with suppliers for the period October 2001 through September 2004. Rates designed to recover these fixed supply costs as well as the above-mentioned surcharge to recover prior under-recoveries have been approved by both the WUTC and the OPUC. As a result, management does not expect gas cost changes to result in abnormalities in operating cash flows through 2004.

Investing Activities

        Cash used by investing activities for the nine months ended June 30, 2002 was $14.2 million, compared to $14.6 million for the comparable prior year period. Budgeted capital expenditures for fiscal 2002 are approximately $22.8 million. This budget includes $19 million for new customer connections and distribution system replacement and reinforcement.

Financing Activities

        Net cash used by financing activities for the nine months ended June 30, 2002 was $9.2 million, compared to a provision of $35 million, for the comparable period last year. The principal financing activity during fiscal 2002 to date was the issuance of $40 million of new 7.5% 30-year notes. The net proceeds of $38.7 million were used to pay down short-term debt incurred in 2001, in part, due to unrecovered gas costs.

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

PART II.    Other Information

Item 2.    Changes in Securities

        Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $104.6 million as of June 30, 2002. Under this agreement, approximately $13.7 million was available for payment of dividends at June 30, 2002.

Item 5.    Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
6/30/02	9/30/01	9/30/00	9/30/99	9/30/98	9/30/97
2.35	3.39	3.12	3.00	2.42	2.68

        For purposes of this calculation, earnings include income before income taxes, plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios, as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Exhibits:
No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  b.
  Reports on Form 8-K:

        The Company filed a Report on Form 8-K, dated June 20, 2002, to report the recording of the $2.8 million Enron contract termination charge described in Part I of this Form 10-Q. See (i) the Notes to Consolidated Condensed Financial Statements under the caption "Commitments and Contingencies—Gas Service Contracts", and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Results of Operations—Contract Termination Charge."

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. WESSLING J. D. Wessling Sr. Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Date:	August 13, 2002

QuickLinks

CASCADE NATURAL GAS CORPORATION
Index
  PART I. Financial Information
  Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. Other Information
  Item 2. Changes in Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE