Form 10-Q
period 2002-12-31
CASCADE NATURAL GAS CORP
filed 2003-02-13
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-0599090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Fairview Avenue North, Seattle, WA	98109
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number including area code)	(206) 624-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,047,928 as of January 31, 2003

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED
	Dec 31, 2002	Dec 31, 2001
	(thousands except per share data)

Operating revenues	$100,496	$102,761

Less: Gas purchases	64,703	67,821
Revenue taxes	6,284	6,297
Operating margin	29,509	28,643

Cost of operations:
Operating expenses	10,712	10,920
Depreciation and amortization	3,778	3,696
Property and payroll taxes	1,299	1,295
	15,789	15,911

Income from operations	13,720	12,732
Less interest and other deductions - net	3,199	2,901
Income before income taxes	10,521	9,831

Income taxes	3,840	3,588
Net Income	$6,681	$6,243

Weighted average common shares outstanding	11,045	11,045

Net earnings per common share
Basic	$0.61	$0.57
Diluted	$0.60	$0.56

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Dec 31, 2002	Sep 30, 2002
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $217,229 and $213,476	$294,646	$291,650
Construction work in progress	6,713	7,974
	301,359	299,624
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	119	127
	321	329
Current Assets:
Cash and cash equivalents	2,379	3,688
Accounts receivable and current maturities of notes receivable, less allowance of $1,092 and $1,126 for doubtful accounts	43,955	14,547
Materials, supplies and inventories	10,100	14,556
Prepaid expenses and other assets	4,016	6,515
Deferred income taxes	1,636	1,648
	62,086	40,954
Deferred Charges
Gas cost changes	16,143	18,788
Other	7,652	7,968
	23,795	26,756

	$387,561	$367,663

The accompanying notes are an integral part of these financial statements

	Dec 31, 2002	Sep 30, 2002
	(Unaudited)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,045,095 shares	$11,045	$11,045
Additional paid-in capital	97,360	97,360
Accumulated other comprehensive income (loss)	(11,748)	(11,748)
Retained earnings	21,554	17,524
	118,211	114,181

Long-term Debt	164,930	164,930

Current Liabilities:
Accounts payable	26,253	12,597
Property, payroll and excise taxes	7,667	5,777
Dividends and interest payable	5,471	7,872
Other current liabilities	10,552	9,466
	49,943	35,712

Deferred Credits and Other	54,477	52,840

Commitments and Contingencies	—	—
	$387,561	$367,663

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	Dec 31, 2002	Dec 31, 2001
	(dollars in thousands)
Operating Activities
Net income	$6,681	$6,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,778	3,696
Deferrals of gas cost changes	1,164	2,809
Amortization of gas cost changes	1,481	1,334
Other deferrals and amortizations	1,025	690
Deferred income taxes and tax credits - net	951	296
Change in current assets and liabilities	(8,222)	(12,529)
Net cash provided by operating activities	6,858	2,539

Investing Activities
Capital expenditures	(5,585)	(4,867)
Customer contributions in aid of construction	61	310
Other	8	23
Net cash used by investing activities	(5,516)	(4,534)

Financing Activities
Proceeds from long-term debt, net	—	38,740
Changes in notes payable and commercial paper, net	—	(30,500)
Dividends paid	(2,651)	(2,651)
Net cash provided (used) by financing activities	(2,651)	5,589

Net Increase (Decrease) in Cash and Cash Equivalents	(1,309)	3,594

Cash and Cash Equivalents
Beginning of year	3,688	422
End of period	$2,379	$4,016

The accompanying  notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2002

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

Reference is directed to the Notes to Consolidated Financial Statements contained in the 2002 Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and comments included therein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Earnings Per Share.

The following table sets forth the calculation of earnings per share as prescribed in Statement of Financial Accounting Standards (FAS) No. 128.

	Quarter Ended December 31
	2002	2001
	(in thousands except per share data)
Net Income	$6,681	$6,243

Weighted average shares outstanding	11,045	11,045
Basic earnings per share	$0.61	$0.57

Weighted average shares outstanding	11,045	11,045
Plus: Issued on assumed exercise of stock options	19	22
Weighted average shares outstanding assuming dilution	11,064	11,067

Diluted earnings per share	$0.60	$0.56

Stock-Based Compensation

The Company accounts for stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. The exercise price of each grant issued by the Company was equal to the market price at the respective grant date, therefore no compensation expense has been recorded in connection with the Plan. Under FAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense is determined based on the fair value of the award and is recognized over the vesting period. Had compensation expense been measured in accordance with FAS 123, the Company’s net income would have been as follows:

	Quarter Ended December 31
	2002	2001
	(dollars in thousands, except per share amounts)
Amounts as reported, reflecting stock-based employee compensation cost determined under APB No. 25:
Stock-based employee compensation cost, net of tax effect	$—	$—
Net income	$6,681	$6,243
Basic earnings per share	$0.61	$0.57
Diluted earnings per share	$0.60	$0.56

Proforma amounts, reflecting stock-based employee compensation cost as if determined under fair value (FAS 123) method
Stock-based employee compensation cost, net of tax effect	$27	$26
Net income	$6,654	$6,217
Basic earnings per share	$0.60	$0.56
Diluted earnings per share	$0.60	$0.56

Commitments and Contingencies

Enron Contract Termination

During fiscal 2002, the Company exercised its right to terminate its gas supply contracts with Enron based on Enron’s insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with another supplier. Enron Canada Corp., a Canadian entity, is disputing Cascade’s right to terminate one of the Enron gas supply contracts.  On January 21, 2003, Enron Canada served notice of a lawsuit against the Company in Calgary, Alberta, claiming that the Company owes it a termination payment in the amount of $3.4 million. Management believes the termination was fully justified and has contested any payment.  However, the circumstances surrounding the termination are complex, and the ultimate result is uncertain.  Based on management’s analysis of available information, the Company recorded a fiscal 2002 charge to earnings in the amount of $2.8 million with respect to Enron Canada’s claim.

On December 2, 2002, a representative of the Enron bankruptcy estate, although not contesting Cascade’s right to terminate its contract with Enron North America, asserted a claim for a termination payment under that contract in the amount of $1,400,000. The Enron Canada and the Enron North America claims are separate, and while they involve some similar issues, there are also differences significant enough to require an independent assessment of the Enron North America claim.  Management has not received full details of the claim, but is currently in the process of conducting an investigation. Based on the current assessment, management has concluded that no accrual is warranted. Enron North America has not commenced any arbitration or court proceedings.

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

Litigation and Other Contingencies

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company’s business.

Settlement in Fatality Case: In the fourth quarter of fiscal 2002 a child suffered a fatal injury while playing on a meter barrier owned by the Company, located on the property of one of the Company’s commercial customers. In December 2002 a settlement of all plaintiffs’ claims was agreed to in consideration of a $750,000 payment. The Company and its co-defendant have agreed to each pay $375,000 currently, and to resolve the allocation of the total settlement payment between them in future negotiations or proceedings.

No claims now pending, other than those mentioned in preceding paragraphs, in the opinion of management, are expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

New Accounting Standards

Effective October 1, 2002, the Company adopted accounting standards prescribed under FAS Nos. 142, 143, 144, and 145, the effects of which are described in the following paragraphs.

FAS No. 142, “Goodwill and Other Intangible Assets.” This standard addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this standard did not have an impact on the Company’s financial statements.

FAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires companies to record a liability to recognize future obligations to remove assets. The Company has reviewed its franchises and significant easements and other documents to determine whether any include provisions requiring removal of assets. No significant obligations have been identified, and adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard provides for the recognition and measurement of an impairment loss if it is determined the carrying amount of a long-lived asset is not recoverable, and exceeds its fair value. It also identifies events or changes in circumstances that would require a test for recoverability. Adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 145,  “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Adoption of this standard did not have an impact on the Company’s financial statements.

The Company has subsequently adopted FAS Nos. 146 and 148 as follows:

The FASB has issued FAS No. 146, titled “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and has been adopted by the Company effective January 1, 2003. Adoption of this standard did not have an impact on the Company’s financial statements.

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the quarterly disclosures under this standard, as reflected above under “Stock-Based Compensation”.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of Interpretation 45 will not have an impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

1)              The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)              The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.               The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b.              The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

c.               The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The Company believes that adoption of Interpretation 46 will not have an impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month periods ended December 31, 2002 and December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In following GAAP, management exercises judgment in selection and application of accounting principles. Management considers Critical Accounting Policies to be those where different assumptions regarding application could result in material differences in financial statements.

Revenue Recognition

The Company recognizes operating revenues based on deliveries of gas and other services to customers. This includes estimated revenues for gas delivered but not billed to residential and commercial customers from the latest meter reading date to the end of the accounting period.

Regulatory Accounting

The Company’s accounting policies and practices are generally the same as used by unregulated companies for financial reporting under GAAP. However, Statement of Financial Accounting Standards (FAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”, requires regulated companies to apply accounting treatment to reflect the financial impact of regulation. For example, in establishing the rates to be charged to the Company’s retail customers, the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC) may not allow the Company to charge its customers for recovery of certain expenses in the same period they are incurred. Instead, rates are established in the future to recover costs that were incurred in a prior period. In this situation, FAS No. 71 requires the Company to defer these costs and include them as regulatory assets on the balance sheet. In the subsequent period when these costs are recovered from customers, the Company then amortizes these costs as expense in the income statement, in an amount equivalent to the amounts recovered. Similarly, certain revenue items, or cost reductions may be deferred as regulatory liabilities, which are later amortized to the income statement as customer rates are reduced.

In order to apply the provisions of FAS No. 71, the following conditions must apply:

•        An independent regulator approves the company’s customer rates.

•        The rates are designed to recover the company’s costs of providing the regulated services or products.

•        There is sufficient demand for the regulated service to reasonably assure that rates can be set at a level to recover the costs.

The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement. At December 31, 2002 there were $20,559,000 of regulatory assets and $5,790,000 of regulatory liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, estimates of unbilled revenue, accruals necessary for contingencies, and in the determination of depreciable lives of utility plant. On an ongoing basis, management evaluates the estimates used, based on historical experience, current conditions and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Derivatives

The company records derivative transactions according to the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company’s balance sheet.  Changes during a period in the fair value of a derivative instrument would be included in earnings or other comprehensive income for the period.

The Company did not enter into derivative transactions during the first quarter of fiscal 2003, and as of December 31, 2002, does not have any derivative assets or liabilities. The Company’s contracts for purchase of natural gas are not derivative instruments because they are considered normal purchases under the provisions of FAS Nos. 133 and 138.

NEW ACCOUNTING STANDARDS

Effective October 1, 2002, the Company adopted accounting standards prescribed under FAS Nos. 142, 143, 144, and 145, the effects of which are described in the following paragraphs.

FAS No. 142, “Goodwill and Other Intangible Assets.” This standard addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this standard did not have an impact on the Company’s financial statements.

FAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires companies to record a liability to recognize future obligations to remove assets. The Company has reviewed its franchises and significant easements and other documents to determine whether any include provisions requiring removal of assets. No significant obligations have been identified, and adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard provides for the recognition and measurement of an impairment loss if it is determined the carrying amount of a long-lived asset is not recoverable, and exceeds its fair value. It also identifies events or changes in circumstances that would require a test for recoverability. Adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 145,  “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Adoption of this standard did not have an impact on the Company’s financial statements.

The Company has subsequently adopted FAS Nos. 146 and 148 as follows:

The FASB has issued FAS No. 146, titled “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and has been adopted by the Company effective January 1, 2003. Adoption of this standard did not have an impact on the Company’s financial statements.

On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the quarterly disclosures under this standard, as reflected in the financial statement footnotes under “Stock-Based Compensation”.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of Interpretation 45 will not have an impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

1)              The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)              The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.               The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b.              The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

c.               The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The Company believes that adoption of Interpretation 46 will not have an impact on its financial statements.

RESULTS OF OPERATIONS

Net income for the first quarter of fiscal 2003 (quarter ended December 31, 2002) was $6,681,000, or $0.61 basic earnings per share ($0.60 diluted), compared to $6,243,000, or $0.57 basic earnings per share ($0.56 diluted), for the quarter ended December 31, 2001. This represents a 7% improvement in first quarter basic earnings per share from first quarter 2002 results.  The improvement in results for the quarter is primarily from increased operating margins (revenue minus gas cost and revenue taxes).

Operating Margin

Residential and Commercial Margin. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	First Quarter of Fiscal		Percent
	2003	2002	Change
	(dollars in thousands)
Degree Days	2,027	2,038	-0.5%
Average Number of Customers
Residential	175,176	167,713	4.4%
Commercial	28,619	28,001	2.2%
Average Therm Use per Customer
Residential	257	268	-4.1%
Commercial	1,208	1,232	-1.9%
Operating Margin
Residential	$12,992	$12,629	2.9%
Commercial	$7,275	$6,950	4.7%

For the quarter ended December 31, 2002, operating margin from sales to residential and commercial customers increased $688,000 from the same period last year. The addition of 8,081 new residential and commercial customers, a 4.1% growth rate, contributed $838,000 to the improvement with a reduction of $150,000 due to a 3.7% decline in per customer consumption. Warm weather, a slow economy, and conservation were factors contributing to the consumption decline.

Industrial and Other Margin. Operating margin from industrial and other customers increased $179,000 for the quarter. Operating margin improvements were negatively affected $410,000, in the quarterly comparison, from lower electric generation, industrial, and off-system pipeline capacity revenue recorded in the prior year. The off-system pipeline capacity transaction of $235,000 recognized in the prior year was not part of normal, recurring operations. Operating margin from gas management services was higher by $591,000. The strong performance of this relatively new service offering during fiscal 2002 and first quarter of fiscal 2003 is primarily due to revenues associated with assisting customers in obtaining gas supplies with stable prices. Those arrangements are in place through October 2003.

Cost of Operations

Cost of operations for the quarter ended December 31, 2002, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, decreased $122,000 from the quarter ended December 31, 2001.

Operating Expenses, which are primarily labor and benefits expenses, decreased $208,000, or 2%, for the quarter. The reduction is in spite of an 18% benefits cost increase and a charge of $375,000 for settling a personal injury claim. Expense increases were offset by lower labor cost, lower bad debt expense, and lower amounts for other expenses. More effective use of internal resources for capital projects versus activities such as maintenance and sales further reduced operating expenses for the quarter. A $250,000 personal injury settlement paid in fiscal 2002 also affected the quarter-to-quarter comparisons.

Depreciation and Amortization increased $82,000, or 2%, for the quarter ended December 31, 2002 compared to the same period a year earlier, primarily as a result of increases in depreciable gas distribution system assets.

Interest and Other Deductions – Net

Interest and other deductions – net, for the quarter was $3,199,000, a $298,000 (10%) increase from the December 2001 quarter. The increase is primarily due to issuing $40 million of 7.50% 30-year debt in November 2001. The long-term debt replaced lower interest short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50,000,000 bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in 2004. The Company also has a $10,000,000 uncommitted bank credit line. As of December 31, 2002, there was no outstanding debt under these credit lines.

To provide longer-term financing, the Company in 2001 filed an omnibus registration statement under the Securities Act of 1933 providing the ability to issue up to $150,000,000 of new debt and equity securities. On November 26, 2001, the Company issued $40,000,000 of 7.5% 30-year debt under the omnibus registration statement, leaving $110,000,000 available under that registration statement.

Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Retirement Plan Funding

Management, in consultation with its actuaries, has examined its retirement plan funding requirements and has concluded that based on existing actuarial assumptions, funding to the defined benefit plan is expected to be at $3,500,000 per year for the next three years. By comparison, funding in fiscal year 2002 was $4,024,000.

Operating Activities

Net cash provided by operating activities during the quarter was $6,858,000 compared to $2,539,000 for the December 2001 quarter. Reduction in inventories of natural gas during the quarter was the primary reason for the improvement. Inventories were withdrawn from storage for normal sales to customers.

Investing Activities

Cash used by investing activities for the quarter ended December 31, 2002 was $5,516,000, compared to $4,534,000 for the prior year’s quarter. The increase is primarily related to higher expenditures for expansion of the gas distribution system where the number of new customers connected was up 9%.

Budgeted capital expenditures for fiscal 2003 are approximately $24,500,000. This budget includes $16,100,000 for new customer connections and $2,400,000 for distribution system reinforcement and replacement projects. The remainder is for equipment, facilities upgrades, and various technology projects

Financing Activities

Net financing activities for the quarter ended December 31, 2002 used $2,651,000, compared to the prior year when financing activities provided $5,589,000. The only financing activity during the first quarter 2002 was the payment of dividends on common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The Company has fixed-rate debt obligations, but does not have derivative financial instruments subject to interest rate risk. Cascade makes interest and principal payments on these obligations in the normal course of its business, and does not plan to redeem these obligations prior to normal maturities, except to the extent required under the terms of the Company’s $40 million note offering in the case of the death of individual owners of the notes.

The Company’s natural gas purchase commodity prices are subject to fluctuations over time resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company has fixed-price contracts covering a substantial portion of natural gas supply requirements of its core customers through September 2004. This strategy is followed to assure availability of adequate supplies to meet customer needs and to shield the Company and its core customers from price volatility. There is risk that market prices may fall below the price levels established in the contracts. However the WUTC and the OPUC support the Company’s strategy, and have approved rates that reflect the recovery of the contracted prices. Thus the Company believes that regulatory policy, including Purchased Gas Adjustment mechanisms, assure the recovery of prudently incurred wholesale gas cost, and that the Company’s commodity price risk is immaterial. Further, the Company does not engage in significant energy trading activities.

Item 4: Controls and Procedures

The Company maintains controls and procedures designed to ensure that required disclosure information in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, consolidation in the energy industry, the failure or inability of key natural gas suppliers to honor their commitments, the capital-intensive nature of the Company’s business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to “bypass” or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company’s service area.

PART II.  Other Information

Item 1.  Legal Proceedings

Enron Contract Termination:

During fiscal 2002, the Company exercised its right to terminate its gas supply contracts with Enron based on Enron’s insolvency and other reasons, including concerns about its ability to perform. These contracts supplied part of the natural gas portfolio used to serve certain non-core customers. The supply has been replaced with contracts with another supplier. Enron Canada Corp., a Canadian entity, is disputing Cascade’s right to terminate one of the Enron gas supply contracts.  On January 21, 2003, Enron Canada served notice of a lawsuit against the Company in Calgary, Alberta, claiming that the Company owes it a termination payment in the amount of $3.4 million. Management believes the termination was fully justified and has contested any payment.  However, the circumstances surrounding the termination are complex, and the ultimate result is uncertain.  Based on management’s analysis of available information, the Company recorded a fiscal 2002 charge to earnings in the amount of $2.8 million with respect to Enron Canada’s claim.

On December 2, 2002, a representative of the Enron bankruptcy estate, although not contesting Cascade’s right to terminate its contract with Enron North America, asserted a claim for a termination payment under that contract in the amount of $1,400,000. The Enron Canada and the Enron North America claims are separate, and while they involve some similar issues, there are also differences significant enough to require an independent assessment of the Enron North America claim.  Management has not received full details of the claim, but is currently in the process of conducting an investigation. Based on the current assessment, management has concluded that no accrual is warranted. Enron North America has not commenced any arbitration or court proceedings.

Settlement in Fatality Case:

In the fourth quarter of fiscal 2002 a child suffered a fatal injury while playing on a meter barrier owned by the Company, located on the property of one of the Company’s commercial customers. In December 2002 a settlement of all plaintiffs’ claims was agreed to in consideration of a $750,000 payment. The Company and its co-defendant have agreed to each pay $375,000 currently, and to resolve the allocation of the total settlement payment between them in future negotiations or proceedings.

Item 2.  Changes in Securities

Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $105,694,000 as of December 31, 2002. Under this agreement, approximately $16,560,000 was available for payment of dividends at December 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on January 29, 2003, the following directors were elected by the vote indicated for terms of office expiring in 2004:

	For	Withheld
Carl Burnham, Jr.	8,926,971	217,631
Douglas G. Thomas	8,901,645	242,957
Thomas E. Cronin	8,720,141	424,461
David A. Ederer	8,726,546	418,056
Howard L. Hubbard	8,890,823	253,779
W. Brian Matsuyama	8,927,537	217,065
Larry L. Pinnt	8,450,957	693,645
Brooks G. Ragen	8,717,376	427,226
Mary Pugh	8,918,527	226,075

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
12/31/2002	9/30/2002	9/30/2001	9/30/2000	9/30/1999	9/30/1998

2.29	2.27	3.39	3.12	3.00	2.42

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

b. Reports on Form 8-K:

On January 15, 2003, the Company filed a Report on Form 8-K Dated December 31, 2002, to report the appointment of Larry L. Pinnt, an outside director on the Board of Directors of the Registrant since 1995, as non-management Chairman of the Board effective January 1, 2003, and to report amendments to its bylaws to reflect the new roles of the Chairman of the Board and other officers, and to make certain housekeeping changes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. Wessling

J. D. Wessling
Sr. Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	February 12, 2003

CERTIFICATION ACCOMPANYING PERIODIC REPORT

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. 1350)

I, W. Brian Matsuyama, certify that:

1.  I have reviewed this quarterly report on Form 10–Q of Cascade Natural Gas Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

By:	/s/ W. Brian Matsuyama
W. Brian Matsuyama
President and Chief Executive Officer
(Principal Executive Officer)

I, J. D. Wessling, certify that:

1.  I have reviewed this quarterly report on Form 10–Q of Cascade Natural Gas Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

By:	/s/ J. D. Wessling
J. D. Wessling
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)