Form 10-K/A
period 2002-09-30
CASCADE NATURAL GAS CORP
filed 2003-04-25
CIK 18072

FORM 10-K/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002	Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-0599090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Fairview Avenue North Seattle, WA 98109	(206) 624-3900
(Address of principal executive offices)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $1 per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on November 15, 2002, was $212,427,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,045,095 as of December 1, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

Explanatory Note

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is filed for the sole purpose of including an amended Exhibit 10.8.  Exhibit 10.8 is subject to a request for confidential treatment, and has been redacted to delete those portions as to which confidential treatment is sought.  The version of Exhibit 10.8 filed with the original Annual Report on Form 10-K did not indicate the precise places in the document where material had been deleted.  The amended Exhibit 10.8 filed with this Amendment has been appropriately revised and marked to indicate the location of all deleted material.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 3. Exhibits:

Exhibit 10.8.  Natural Gas Transaction Confirmation (GTC) dated November 21, 2001, and executed on April 3, 2002, between Engage Energy Canada, L.P., and the Registrant, covering the period November 1, 2003 to November 1, 2008.  A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

April 25, 2003	By	/s/ J.D. Wessling
Date	J. D. Wessling
Sr. Vice President - Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. Brain Matsuyama	President and Chief Executive Officer and Director	April 25, 2003
W. Brian Matsuyama	(Principal Executive Officer)	Date

/s/ J. D. Wessling	Sr. Vice President - Finance, Chief Financial Officer	April 25, 2003
J. D. Wessling	(Principal Financial Officer)	Date

/s/ James E. Haug	Controller	April 25, 2003
James E. Haug	(Principal Accounting Officer)	Date

/s/ Larry L. Pinnt	Chairman of the Board	April 25, 2003
Larry L. Pinnt		Date

NA	Director	NA
Carl Burnham, Jr.		Date

/s/ Thomas E. Cronin	Director	April 25, 2003
Thomas E. Cronin		Date

NA	Director	NA
David A. Ederer		Date

/s/ Howard L. Hubbard	Director	April 25, 2003
Howard L. Hubbard		Date

NA	Director	NA
Mary E. Pugh		Date

NA	Director	NA
Brooks G. Ragen		Date

/s/ Douglas G. Thomas	Director	April 25, 2003
Douglas G. Thomas		Date

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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003

By:	/s/ W. Brian Matsuyama
W. Brian Matsuyama
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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003

By:	/s/ J. D. Wessling
J. D. Wessling
Senior Vice President — Finance and CFO
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No

Description

10.8

Natural Gas Transaction Confirmation (GTC) dated November 21, 2001, and executed on April 3, 2002, between Engage Energy Canada, L.P., and the Registrant, covering the period November 1, 2003 to November 1, 2008.  A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.