Form 10-Q
period 2003-03-31
CASCADE NATURAL GAS CORP
filed 2003-05-12
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,077,749 as of April 30, 2003

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Mar 31, 2003	Mar 31, 2002	Mar 31, 2003	Mar 31, 2002
	(thousands except per share data)

Operating revenues	$109,286	$122,361	$209,782	$225,122

Less: Gas purchases	72,126	80,462	136,829	148,283
Revenue taxes	7,513	8,443	13,797	14,740
Operating margin	29,647	33,456	59,156	62,099

Cost of operations:
Operating expenses	10,398	10,148	21,110	21,177
Depreciation and amortization	3,842	3,702	7,620	7,398
Property and payroll taxes	1,509	1,432	2,808	2,617
	15,749	15,282	31,538	31,192

Income from operations	13,898	18,174	27,618	30,907
Less interest and other deductions - net	3,112	3,247	6,311	6,148
Income before income taxes	10,786	14,927	21,307	24,759

Income taxes	3,937	5,448	7,777	9,037
Net Income	6,849	9,479	13,530	15,722

Weighted average common shares outstanding	11,057	11,045	11,051	11,045

Net earnings per common share,
Basic	$0.62	$0.86	$1.22	$1.42
Diluted	$0.62	$0.86	$1.22	$1.42

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Mar 31, 2003	Sep 30, 2002
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $221,024 and $213,476	$295,419	$291,650
Construction work in progress	7,305	7,974
	302,724	299,624
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	121	127
	323	329
Current Assets:
Cash and cash equivalents	22,230	3,688
Accounts receivable and current maturities of notes receivable, less allowance of $1,156 and $1,126 for doubtful accounts	40,038	14,547
Materials, supplies and inventories	5,476	14,556
Prepaid expenses and other assets	4,213	6,515
Deferred income taxes	1,661	1,648
	73,618	40,954
Deferred Charges
Gas cost changes	11,026	18,788
Other	7,591	7,968
	18,617	26,756

	$395,282	$367,663

The accompanying notes are an integral part of these financial statements

	Mar 31, 2003	Sep 30, 2002
	(Unaudited)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share
Authorized 15,000,000 shares
Issued and outstanding 11,070,705, and 11,045,095 shares	$11,071	$11,045
Additional paid-in capital	97,815	97,360
Accumulated other comprehensive income (loss)	(11,748)	(11,748)
Retained earnings	25,746	17,524
	122,884	114,181

Long-term Debt	164,930	164,930

Current Liabilities:
Accounts payable	21,800	12,597
Property, payroll and excise taxes	8,264	5,777
Dividends and interest payable	7,894	7,872
Other current liabilities	12,753	9,466
	50,711	35,712

Deferred Credits and Other	56,757	52,840

Commitments and Contingencies	—	—
	$395,282	$367,663

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	(dollars in thousands)
	Mar 31, 2003	Mar 31, 2002
Operating Activities
Net income	$13,530	$15,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,620	7,398
Deferrals of gas cost changes	3,727	8,636
Amortization of gas cost changes	4,035	5,328
Other deferrals and amortizations	2,488	891
Deferred income taxes and tax credits - net	1,850	614
Change in current assets and liabilities	890	(11,955)
Net cash provided by operating activities	34,140	26,634

Investing Activities
Capital expenditures	(10,808)	(10,390)
Customer contributions in aid of construction	30	592
Other	7	39
Net cash used by investing activities	(10,771)	(9,759)

Financing Activities
Proceeds from long-term debt, net	—	38,740
Proceeds from issuance of stock, net	481	—
Changes in notes payable and commercial paper, net	—	(40,000)
Dividends paid	(5,308)	(5,302)
Net cash used by financing activities	(4,827)	(6,562)

Net Increase in Cash and Cash Equivalents	18,542	10,313

Cash and Cash Equivalents
Beginning of year	3,688	422
End of period	$22,230	$10,735

The accompanying  notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2003

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

Earnings Per Share.

The following table sets forth the calculation of earnings per share as prescribed in Statement of Financial Accounting Standards (FAS) No. 128.

	Quarter Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
	(in thousands except per-share data)

Net Income	$6,849	$9,479	$13,530	$15,722

Weighted average shares outstanding	11,057	11,045	11,051	11,045
Basic earnings per share	$0.62	$0.86	$1.22	$1.42

Weighted average shares outstanding	11,057	11,045	11,051	11,045
Plus: Issued on assumed exercise of stock options	19	24	18	24
Weighted average shares outstanding assuming dilution	11,076	11,069	11,069	11,069

Diluted earnings per share	$0.62	$0.86	$1.22	$1.42

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

	Quarter Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
	(in thousands except per-share data)
Amounts as reported, reflecting stock-based employee compensation cost determined under APB No. 25:

Stock-based employee compensation cost, net of tax effect	$—	$—	$—	$—
Net income	$6,849	$9,479	$13,530	$15,722
Basic earnings per share	$0.62	$0.86	$1.22	$1.42
Diluted earnings per share	$0.62	$0.86	$1.22	$1.42

Proforma amounts, reflecting stock-based employee compensation cost as if determined under fair value (FAS 123) method:

Stock-based employee compensation cost, net of tax effect	$27	$26	$55	$51
Net income	$6,822	$9,453	$13,475	$15,671
Basic earnings per share	$0.62	$0.86	$1.22	$1.42
Diluted earnings per share	$0.62	$0.85	$1.22	$1.42

Commitments and Contingencies

Enron Contract Termination

During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges.  Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge to earnings of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in fiscal 2003 second quarter. After the end of the second quarter, the Company settled the Enron North America claim, by paying $1,050,000. Management believes the remaining reserves are adequate.

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

Management intends to pursue reimbursement from its insurance carriers, and recovery from its customers through increased rates, for any remediation costs for which the Company is determined to be liable. There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utilities Commission (OPUC) have previously allowed regulated utilities to increase customer rates to recover similar costs.

Litigation and Other Contingencies

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company’s business.

Settlement in Fatality Case: In the fourth quarter of fiscal 2002 a fatal accident occurred involving facilities owned by the Company, located on the property of one of the Company’s commercial customers. In December 2002 a settlement of all plaintiffs’ claims was agreed to in consideration of a $750,000 payment. The Company and its co-defendant have each paid $375,000, and have agreed to resolve the allocation of the total settlement payment between them in future negotiations or proceedings.

No claims now pending, including those mentioned in preceding paragraphs, in the opinion of management, are expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

The Company has subsequently adopted FAS Nos. 146 and 148, and FASB Interpretation Nos. 45 and 46, as follows:

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard as of January 1, 2003 did not have an impact on the Company’s financial statements.

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

Adoption of Interpretation 46 as of February 1, 2003 did not have an impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2003 and March 31, 2002.

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

The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement. At March 31, 2003 there were $15,418,000 of regulatory assets and $5,991,000  of regulatory liabilities.

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

The Company did not enter into derivative transactions during the first two quarters of fiscal 2003, and as of March 31, 2003, does not have any derivative assets or liabilities. The Company’s contracts for purchase of natural gas are not derivative instruments because they are considered normal purchases under the provisions of FAS Nos. 133 and 138.

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

The Company has subsequently adopted FAS Nos. 146 and 148, and FASB Interpretation Nos. 45 and 46, as follows:

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard as of January 1, 2003 did not have an impact on the Company’s financial statements.

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

Adoption of Interpretation 46 as of February 1, 2003 did not have an impact on the Company’s financial statements.

RESULTS OF OPERATIONS

Net income for the second quarter of fiscal 2003 (quarter ended March 31, 2003) was $6,849,000, or $0.62 per share, basic and diluted, compared to $9,479,000, or $0.86 per share, basic and diluted, for the quarter ended March 31, 2002. This represents a 28% decline in second quarter earnings per share from second quarter 2002 results.  For the six month period ended March 31, 2003, net income was $13,530,000, or $1.22 per share, basic and diluted, compared to $15,722,000, or $1.42 per share, basic and diluted, for the six months ended March 31, 2002. The reduction in net income for the quarter and year-to-date periods is primarily from lower operating margins (revenue minus gas cost and revenue taxes).

Operating Margin

Residential and Commercial Margin. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Second Quarter of Fiscal		Percent Change	Year to Date March 31		Percent Change
	2003	2002		2003	2002
	(dollars in thousands)			(dollars in thousands)
Degree Days	2,049	2,351	-12.8%	4,076	4,389	-7.1%
Average Number of Customers
Residential	178,586	171,041	4.4%	176,881	169,377	4.4%
Commercial	29,108	28,530	2.0%	28,863	28,266	2.1%
Average Therm Usage per Customer
Residential	267	320	-16.6%	525	589	-10.9%
Commercial	1,280	1,539	-16.8%	2,489	2,774	-10.3%
Operating Margin
Residential	$13,548	$15,290	-11.4%	$26,540	$27,919	-4.9%
Commercial	7,601	8,950	-15.1%	14,875	15,900	-6.4%

For the quarter ended March 31, 2003, operating margin from sales to residential and commercial customers decreased $3,091,000 from the same period last year. The addition of 8,122 new residential and commercial customers, a 4.1% growth rate, contributed $969,000 of margin, but decreased consumption per customer resulted in a margin reduction of $4,060,000. Warm weather, a slow economy, and conservation were factors contributing to the consumption decline.

For the six-month period, similar factors affected consumption, resulting in a $4,194,000 decline in margin, partially offset by $1,790,000 from the addition of new customers.

Electric Generation Margin. Margin derived from electric generation customers declined $462,000 for the quarter and $547,000 year to date. The decline can be attributed to the effects of the slow economy and weather conditions on the demand for electricity, as well as on increased availability of hydroelectric resources in recent weeks.

Industrial and Other Margin. Total Industrial and Other Margin, excluding electric generation margin, increased slightly compared to the second quarter of fiscal 2002 ($6,202,000 compared to $6,153,000). Operating margin from distribution and related services for industrial customers other than electric generators improved by $478,000 reflecting the operational startup of a new customer.  Margin from gas management services also improved, up by $437,000 due primarily to an increase in the number of customers served. A significant portion of gas management service margins is derived from arranging gas supplies for these customers. As these arrangements expire and new ones are entered into, margins will fluctuate. These gains were offset by a charge related to the cancellation of contracts for gas supplies to serve certain industrial customers. During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges.  Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge to earnings of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in the fiscal 2003 second quarter. After the end of the second quarter, the Company settled the Enron North America claim by paying $1,050,000. Management believes the remaining reserves are adequate.

On a year-to-date basis, total Industrial and Other Margin, excluding electric generation margin, increased $550,000, including $387,000 from distribution and related services, and $1,027,000 from higher gas management service revenue, offset by the $865,000 contract termination charge.

Cost of Operations

Cost of operations for the quarter ended March 31, 2003, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $467,000 (3.1%) for the quarter and $345,000 (1.1%) year to date, compared to the prior year.

Operating Expenses, which are primarily labor and benefits expenses, increased $250,000 for the quarter. Labor increased $208,000 (3.4%) and employee benefits increased $238,000 (9.2%). Other expense categories, in the aggregate decreased $196,000.

On a year-to-date basis, total operating expenses decreased $67,000, in spite of an 11% benefits cost increase and a charge of $375,000 for settling a personal injury claim. Expense increases were offset by lower costs in several other categories. More effective use of internal resources for capital projects versus activities such as maintenance and sales further reduced operating expenses for the quarter and year-to-date periods. A $250,000 personal injury settlement paid in fiscal 2002 also affected the year-to-date comparisons.

Depreciation and Amortization increased $140,000 for the quarter and $222,000 year to date, over the 2002 periods, primarily as a result of increases in depreciable gas distribution system assets.

Property and Payroll Taxes increased $77,000 for the quarter and $191,000 year to date due primarily to higher property taxes reflecting higher assessments associated with increases in gas distribution system assets.

Interest and Other Deductions – Net

Interest and other deductions – net, for the quarter was $135,000 lower for the quarter due to improved cash flow and lower short-term borrowing. Year-to-date non-operating expense was up $163,000 due to issuing $40 million of 7.50% 30-year debt in November 2001. The long-term debt replaced lower interest short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50,000,000 bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in 2004. The Company also has a $10,000,000 uncommitted bank credit line. As of March 31, 2003, there was no outstanding debt under these credit lines.

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

Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2003 was $34,140,000 compared to $26,634,000 for the comparable period last year. Though net income was lower in 2003, reduction in inventories of natural gas during the winter heating season was the primary reason for the improvement. Inventories had been built up during fiscal 2002, and were withdrawn from storage for normal sales to customers during the first two quarters of fiscal 2003.

Investing Activities

Cash used by investing activities for the six months ended March 31, 2003 was $10,771,000, compared to $9,759,000 for the prior year’s period. The increase is primarily related to higher expenditures for expansion of the gas distribution system.

A project to install automated meter reading was approved in the third quarter, and will increase expected capital expenditures for fiscal 2003 to approximately $30,000,000. These expenditures are not expected to significantly affect long-term financing needs of the Company.

Financing Activities

Net financing activities for the six months ended March 31, 2003 used $4,827,000, compared to $6,562,000 for the prior year. The primary financing activity during 2003 was the payment of dividends on common stock.

EMPLOYEE BENEFITS PLAN CHANGES

The Company has conducted a comprehensive review of its employee benefits plans, and in the third quarter of fiscal 2003 is beginning to implement significant changes to its employee retirement plan, executive retirement plan and healthcare plans for both active employees and retirees. The changes will apply to the Company’s non-bargaining-unit employees, and are designed to reduce benefits costs by an estimated $3.0 to $3.5 million per year, beginning in fiscal 2004. The changes are also designed to reduce future volatility in benefits expenses and facilitate management control over future cost increases, while retaining a benefits package management believes is competitive. Some cost reductions will occur in fiscal 2003, but these reductions are expected to be offset by costs of implementing the changes, including the charge described below.

Some of the changes involve the Company’s employee retirement plan and executive supplemental retirement plan.  As of September 30, 2003 these defined benefit plans will stop accruing additional benefits.  Instead, defined contribution plans will be used for benefits earned in the future. The revisions to the defined benefit plans constitute plan curtailments under FAS Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Therefore, the company will record a charge to operating expense of approximately $1.5 million in the third quarter of fiscal 2003, as a curtailment loss associated with unrecognized prior service cost.

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

PART II.  Other Information

Item 1.  Legal Proceedings

Enron Contract Termination:

During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges.  Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge to earnings of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in the fiscal 2003 second quarter. After the end of the second quarter, the Company settled the Enron North America claim by paying $1,050,000. Management believes the remaining reserves are adequate.

Settlement in Fatality Case:

In the fourth quarter of fiscal 2002 a fatal accident occurred involving facilities owned by the Company, located on the property of one of the Company’s commercial customers. In December 2002 a settlement of all plaintiffs’ claims was agreed to in consideration of a $750,000 payment. The Company and its co-defendant have each paid $375,000, and have agreed to resolve the allocation of the total settlement payment between them in future negotiations or proceedings.

Item 2.  Changes in Securities

Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $105,935,000 as of March 31, 2003. Under this agreement, approximately $21,154,000 was available for payment of dividends at March 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 29, 2003. The vote with respect to election of directors was reported by the Registrant in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
3/31/2003	9/30/2002	9/30/2001	9/30/2000	9/30/1999	9/30/1998

1.99	2.27	3.39	3.12	3.00	2.42

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

On April 24, 2003, the Company furnished a Report on Form 8-K dated April 17, 2003, to provide the information contained in its April 17 release of second quarter fiscal 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. Wessling

J. D. Wessling
Sr. Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2003

CERTIFICATION ACCOMPANYING PERIODIC REPORT

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. 1350)

I, W. Brian Matsuyama, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cascade Natural Gas Corporation;

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

Date:	May 12, 2003

By:	/s/ W. Brian Matsuyama
W. Brian Matsuyama
President and Chief Executive Officer
(Principal Executive Officer)

I, J. D. Wessling, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cascade Natural Gas Corporation;

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

Date:	May 12, 2003

By:	/s/ J. D. Wessling
J. D. Wessling
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)