Form 10-Q
period 2003-06-30
CASCADE NATURAL GAS CORP
filed 2003-08-12
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,105,778 as of July 31, 2003

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		Jun 30, 2003	Jun 30, 2002	Jun 30, 2003	Jun 30, 2002
		(thousands except per share data)

	Operating revenues	$53,793	$56,815	$263,575	$281,938

Less:	Gas purchases	32,652	38,509	169,481	186,792
	Revenue taxes	3,813	4,053	17,610	18,794
	Operating margin	17,328	14,253	76,484	76,352

	Cost of operations:
	Operating expenses	11,953	9,854	33,063	30,815
	Depreciation and amortization	3,846	3,746	11,466	11,144
	Property and payroll taxes	1,450	1,290	4,258	4,123
		17,249	14,890	48,787	46,082

	Income (loss) from operations	79	(637)	27,697	30,270
	Less interest and other deductions - net	3,197	3,224	9,508	9,372
	Income (loss) before income taxes	(3,118)	(3,861)	18,189	20,898

	Income taxes	(1,138)	(1,409)	6,639	7,628
	Net income (loss)	(1,980)	(2,452)	11,550	13,270

	Weighted average common shares outstanding	11,086	11,045	11,063	11,045

	Net earnings (loss) per common share,
	Basic	$(0.18)	$(0.22)	$1.04	$1.20
	Diluted	$(0.18)	$(0.22)	$1.04	$1.20

	Cash dividends per share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Jun 30, 2003	Sep 30, 2002
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $224,757 and $213,476	$296,655	$291,650
Construction work in progress	8,567	7,974
	305,222	299,624
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	117	127
	319	329
Current Assets:
Cash and cash equivalents	18,879	3,688
Accounts receivable and current maturities of notes receivable, less allowance of $1,012 and $1,126 for doubtful accounts	16,329	14,547
Materials, supplies and inventories	7,375	14,556
Prepaid expenses and other assets	3,599	6,515
Deferred income taxes	1,634	1,648
	47,816	40,954
Deferred Charges
Gas cost changes	10,129	18,788
Other	7,480	7,968
	17,609	26,756

	$370,966	$367,663

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Jun 30, 2003	Sep 30, 2002
	(Unaudited)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share Authorized 15,000,000 shares Issued and outstanding 11,100,766, and 11,045,095 shares	$11,101	$11,045
Additional paid-in capital	98,345	97,360
Accumulated other comprehensive income (loss)	(11,748)	(11,748)
Retained earnings	21,100	17,524
	118,798	114,181

Long-term Debt	164,930	164,930

Current Liabilities:
Accounts payable	12,178	12,597
Property, payroll and excise taxes	4,659	5,777
Dividends and interest payable	5,481	7,872
Other current liabilities	7,674	9,466
	29,992	35,712

Deferred Credits and Other	57,246	52,840

Commitments and Contingencies	—	—
	$370,966	$367,663

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	(dollars in thousands)
	Jun 30, 2003	Jun 30, 2002
Operating Activities
Net income	$11,550	$13,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,466	11,144
Deferrals of gas cost changes	3,391	7,832
Amortization of gas cost changes	5,268	7,365
Other deferrals and amortizations	2,692	(1,638)
Deferred income taxes and tax credits - net	1,992	931
Change in current assets and liabilities	2,595	1,070
Net cash provided by operating activities	38,954	39,974

Investing Activities
Capital expenditures	(17,553)	(14,353)
Customer contributions in aid of construction	713	134
Other	10	55
Net cash used by investing activities	(16,830)	(14,164)

Financing Activities
Proceeds from long-term debt, net	—	38,740
Repayment of long-term debt	—	(30)
Proceeds from issuance of stock, net	1,041	—
Changes in notes payable and commercial paper, net	—	(40,000)
Dividends paid	(7,974)	(7,953)
Net cash used by financing activities	(6,933)	(9,243)

Net Increase in Cash and Cash Equivalents	15,191	16,567

Cash and Cash Equivalents
Beginning of year	3,688	422
End of period	$18,879	$16,989

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2003

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

Earnings Per Share.

The following table sets forth the calculation of earnings per share as prescribed in Statement of Financial Accounting Standards (FAS) No. 128.

	Quarter Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
	(in thousands except per-share data)

Net income (loss)	$(1,980)	$(2,452)	$11,550	$13,270

Weighted average shares outstanding	11,086	11,045	11,063	11,045
Basic earnings per share	$(0.18)	$(0.22)	$1.04	$1.20

Weighted average shares outstanding	11,086	11,045	11,063	11,045
Plus: Issued on assumed exercise of stock options	16	26	17	25
Weighted average shares outstanding assuming dilution	11,102	11,071	11,080	11,070

Diluted earnings per share	$(0.18)	$(0.22)	$1.04	$1.20

Stock-Based Compensation

The Company accounts for stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation cost is recognized on the excess, if any, of the market price of the stock at grant date over the exercise price of the option. The exercise price of each grant issued by the Company was equal to the market price at the respective grant date, therefore no compensation expense has been recorded in connection with  stock option grants. Under FAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense is determined based on the fair value of the award and is recognized over the vesting period. Had compensation expense been measured in accordance with FAS 123, the Company’s net income and earnings per share would have been as follows:

	Quarter Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
	(in thousands except per-share data)
Amounts as reported, reflecting stock-based employee compensation cost determined under APB No. 25:

Stock-based employee compensation cost, net of tax effect	$—	$—	$—	$—
Net income (loss)	$(1,980)	$(2,452)	$11,550	$13,270
Basic earnings (loss) per share	$(0.18)	$(0.22)	$1.04	$1.20
Diluted earnings (loss) per share	$(0.18)	$(0.22)	$1.04	$1.20

Proforma amounts, reflecting stock-based employee compensation cost as if determined under fair value (FAS 123) method:

Stock-based employee compensation cost, net of tax effect	$27	$32	$82	$83
Net income (loss)	$(2,007)	$(2,484)	$11,468	$13,187
Basic earnings (loss) per share	$(0.18)	$(0.22)	$1.04	$1.19
Diluted earnings (loss) per share	$(0.18)	$(0.22)	$1.03	$1.19

Commitments and Contingencies

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

FAS No. 149. In April 2003 the FASB issued FAS No. 149, entitled “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of the impact of FAS No. 149, but because the Company’s financial statements do not include any derivative assets or liabilities, it does not believe adoption of the standard will have an impact on its financial statements.

FAS No. 150. In May 2003, the FASB issued FAS No. 150, entitled “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by FAS No. 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company’s financial statements.

Enron Contract Termination

During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges.  Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge to earnings of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in fiscal 2003 second quarter. In the third quarter, Cascade reached a settlement with Enron that fully resolved all claims. The settlement had no impact on third quarter earnings.

Retirement Plan Changes

As part of a comprehensive review of its employee benefits costs, in the third quarter of fiscal 2003 the Company announced changes in its retirement plans for non-bargaining-unit employees. Effective October 1, 2003, employees will no longer accrue benefits under the defined benefit pension and executive supplemental retirement plans. Benefits accrued as of that point will be frozen for employees. Subsequent benefits will be in the form of contributions to the existing Employee Savings Plan and Retirement Trust (401(k) Plan). In addition to the existing match for employee contributions the Company will contribute 4% of eligible salaries, and a 1% to 4% transition contribution, to employee retirement accounts. Additionally, there will be annually determined “profit-sharing” contributions based on achieving established targets. The defined benefit retirement plan remains unchanged for bargaining-unit employees. The Company’s retiree medical plan has also changed, with the addition of participant contributions beginning January 1, 2004.

The revisions to the defined benefit plans constitute plan curtailments under FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Therefore, the company recorded a charge to operating expense of $1,451,000 in the third quarter as a curtailment loss associated with unrecognized prior service cost and transition obligation.

With the announcement of these plan changes, the Company’s fiscal 2003 expense under these plans was re-measured as of May 1, 2003. Re-measured benefits expense for fiscal 2003, excluding the above mentioned curtailment loss, decreased $898,000 compared to previously measured 2003 expense. Of this reduction, $359,000 was realized in the third quarter. Reflected in the re-measured expense is a reduction in the discount rate assumption, from 6.75% at October 1, 2002, to 6.25% at May 1, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month and nine-month periods ended June 30, 2003 and June 30, 2002.

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

The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement. At June 30, 2003 there were $14,465,000 of regulatory assets included in Deferred Charges, and $6,137,000  of regulatory liabilities included in Deferred Credits and Other.

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

The Company did not enter into derivative transactions during the first three quarters of fiscal 2003, and as of June 30, 2003, does not have any derivative assets or liabilities. The Company’s contracts for purchase of natural gas are not derivative instruments because they are considered normal purchases under the provisions of FAS Nos. 133 and 138.

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

FAS No. 149. In April 2003 the FASB issued FAS No. 149, entitled “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of the impact of FAS No. 149, but because the Company’s financial statements do not include any derivative assets or liabilities, it does not believe adoption of the standard will have an impact on its financial statements.

FAS No. 150. In May 2003, the FASB issued FAS No. 150, entitled “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by FAS No. 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company’s financial statements.

RESULTS OF OPERATIONS

Net loss for the third quarter of fiscal 2003 (quarter ended June 30, 2003) was $1,980,000, or $0.18 per share, basic and diluted, compared to a net loss of $2,452,000, or $0.22 per share, basic and diluted, for the quarter ended June 30, 2002.  For the nine-month period ended June 30, 2003, net income was $11,550,000, or $1.04 per share, basic and diluted, compared to $13,270,000, or $1.20 per share, basic and diluted, for the nine months ended June 30, 2002. Primary factors influencing both the quarter and year-to-date comparisons include contract termination charges as well as charges associated with changes in employee benefit plans, as further explained in the following paragraphs.

Operating Margin

Residential and Commercial Margin. Operating margins derived from sales to residential and commercial customers were as set forth in the following table:

	Third Quarter of Fiscal		Percent Change	Year to Date June 30		Percent Change
	2003	2002		2003	2002
	(dollars in thousands)			(dollars in thousands)
Degree Days	826	840	-1.7%	4,902	5,229	-6.3%
Average Number of Customers
Residential	177,978	170,289	4.5%	177,246	169,681	4.5%
Commercial	28,984	28,329	2.3%	28,904	28,287	2.2%
Average Therm Usage per Customer
Residential	114	114	0.0%	638	702	-9.1%
Commercial	591	608	-2.8%	3,078	3,381	-9.0%
Operating Margin
Residential	$6,945	$6,399	8.5%	$33,485	$34,317	-2.4%
Commercial	3,786	3,786	0.0%	18,661	19,687	-5.2%

For the quarter ended June 30, 2003, operating margin from sales to residential and commercial customers increased $546,000 from the same period last year. The addition of 8,344 new residential and commercial customers, a 4.2% growth rate, was the primary factor in the increase in margin.

For the nine-month period, the warm winter weather in fiscal 2003 affected consumption, resulting in a $3,968,000 decline in margin, partially offset by $2,232,000 from the addition of new customers.

Electric Generation Margin. Margin derived from electric generation customers declined $59,000 for the quarter and $819,000 year to date. The decline can be attributed to the effects of the slow economy and weather conditions on the demand for electricity, as well as on increased availability of hydroelectric resources in 2003.

Industrial and Other Margin. Total Industrial and Other Margin, excluding electric generation margin, was $5,296,000 for the third quarter of fiscal 2003, compared to $2,113,000 for the comparable 2002 period. Margin in the third quarter of 2002 included a charge of $2,800,000 in connection with terminating a gas supply contract with Enron. Excluding that charge, margin from these customers increased $383,000 over the third quarter of fiscal 2002, including $124,000 from distribution and related services, and $259,000 from higher gas management service revenue. A significant portion of gas management service margins is derived from arranging gas supplies for these customers. As these arrangements expire and new ones are entered into, margins will fluctuate.

On a year-to-date basis, total Industrial and Other Margin, excluding electric generation margin, increased $3,732,000. Affecting the comparison were charges in connection with terminating gas supply contracts with Enron, including $2,800,000 in third quarter of 2002, and $865,000 in second quarter of

2003. Excluding those charges, the margin increase was $1,797,000, including $511,000 from distribution and related services, and $1,286,000 from higher gas management service revenue.

Enron Settlement. During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges.  Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge to earnings of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in the fiscal 2003 second quarter. During the third quarter of fiscal 2003, the Company reached settlements that fully resolved all Enron claims. The settlement had no impact on third quarter earnings.

Cost of Operations

Cost of operations for the quarter ended June 30, 2003, which consists of operating expenses, depreciation and amortization, and property and payroll taxes, increased $2,359,000 (15.8%) for the quarter and $2,705,000 (5.9%) year to date, compared to the prior year.

Operating Expenses, which are primarily labor and benefits expenses, increased $2,099,000 for the quarter. The primary factor contributing to this increase was a charge of $1,451,000 related to changes in the Company’s employee pension and executive supplemental retirement plans. This charge was required under FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Also contributing to the increase in operating expenses is a $647,000 increase in purchased services, stemming primarily from consulting charges related to two projects, the Company’s review of its benefit plans, and to prepare the Company for the compliance requirements of the Sarbanes-Oxley Act.

On a year-to-date basis, total operating expenses increased $2,248,000, with the primary factors being the same as for the quarterly comparisons, as well as a charge of $375,000 for settling a personal injury claim. A $250,000 personal injury settlement paid in fiscal 2002 also affected the year-to-date comparisons.

Depreciation and Amortization increased $100,000 for the quarter and $322,000 year to date, over the 2002 periods, primarily as a result of increases in depreciable gas distribution system assets.

Property and Payroll Taxes increased $160,000 for the quarter and $135,000 year to date due primarily to higher property taxes reflecting higher assessments associated with increases in gas distribution system assets.

Interest and Other Deductions – Net

Interest and other deductions – net, for the quarter was $27,000 lower for the quarter. Year-to-date non-operating expense was up $136,000 due primarily to issuing $40 million of 7.50% 30-year debt in November 2001. The long-term debt replaced lower interest short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50,000,000 bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in 2004. The Company also has a $10,000,000 uncommitted bank credit line. As of June 30, 2003, there was no outstanding debt under these credit lines.

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

Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2003 was $38,954,000 compared to $39,974,000 for the comparable period last year, consistent with the decrease in net income from 2002.

Investing Activities

Cash used by investing activities for the nine months ended June 30, 2003 was $16,830,000, compared to $14,164,000 for the prior year’s period. The increase is primarily related to higher expenditures for expansion of the gas distribution system and expenditures to remodel and upgrade two of the Company’s district office buildings.

A project to install automated meter reading was approved in the third quarter, with a total cost of approximately $15,000,000 over 18 months. This project is expected to increase fiscal 2003 capital expenditures to approximately $30,000,000. These expenditures are not expected to require usage of the Company’s $50 million credit line or to significantly affect long-term financing needs of the Company.

Financing Activities

Net financing activities for the nine months ended June 30, 2003 used $6,933,000, compared to $9,243,000 for the prior year. The primary financing activity during 2003 was the payment of dividends on common stock.

EMPLOYEE BENEFITS PLAN CHANGES

The Company has conducted a comprehensive review of its employee benefits plans, and in the third quarter of fiscal 2003 began to implement significant changes to its employee retirement plan, executive retirement plan and healthcare plans for both active employees and retirees. The changes will apply to the Company’s non-bargaining-unit employees, and are designed to reduce benefits costs by an estimated $3.0 to $3.5 million per year, beginning in fiscal 2004. The changes are also designed to reduce future volatility in benefits expenses and facilitate management control over future cost increases, while retaining a benefits package management believes is competitive. Some cost reductions will occur in fiscal 2003, but these reductions are being offset by costs of implementing the changes, including the charge described below.

Some of the changes involve the Company’s employee retirement plan and executive supplemental retirement plan.  As of September 30, 2003 these defined benefit plans will stop accruing additional benefits.  Instead, defined contribution plans will be used for benefits earned in the future. The revisions to the defined benefit plans constitute plan curtailments under FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Therefore, the company recorded a charge to operating expense of approximately $1,451,000 in the third quarter of fiscal 2003, as a curtailment loss associated with unrecognized prior service cost and transition obligation.

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

Item 4: Controls and Procedures

The Company maintains controls and procedures designed to ensure that required disclosure information in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of the end of the quarter covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls during the quarter covered by this report or subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

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

PART II.  Other Information

Item 1.  Legal Proceedings

Enron Contract Termination:

During fiscal 2002, Cascade terminated two contracts for the purchase of gas from Enron based upon Enron’s insolvency and concerns about its ability to perform.   Enron Canada, the supplier for one of the contracts, disputed the Company’s position and claimed $3.4 million in termination charges. Recognizing the complexity of the issues and the uncertainties of potential litigation, the Company recorded a charge of $2.8 million in fiscal 2002. In December 2002, the bankruptcy estate of Enron asserted a claim of $1.4 million as a termination payment for the second contract, of which Enron North America was the supplier.  Based upon an assessment of both Enron claims made after investigation of the Enron North America demands, Cascade recorded an additional charge of $865,000 in the fiscal 2003 second quarter. During the third quarter of fiscal 2003, the Company reached settlements that fully resolved all Enron claims.

Item 2.  Changes in Securities

Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $106,215,000 as of June 30, 2003. Under this agreement, approximately $16,988,000 was available for payment of dividends at June 30, 2003.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
6/30/2003	9/30/2002	9/30/2001	9/30/2000	9/30/1999	9/30/1998

2.05	2.27	3.39	3.12	3.00	2.42

For purposes of this calculation, earnings include income before income taxes, plus fixed charges. Fixed charges include interest expense and the amortization of debt issuance expenses. Refer to Exhibit 12 for the calculation of these ratios, as well as the ratio of earnings to fixed charges including preferred dividends.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

On July 25, 2003, the Company furnished a Report on Form 8-K dated July 18, 2003, to provide the information contained in its July 18 release of third quarter fiscal 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. Wessling .

J. D. Wessling
Sr. Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2003 .