Form 10-Q
period 2003-12-31
CASCADE NATURAL GAS CORP
filed 2004-02-09
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 23b-2 of the Exchange Act)   Yes      ☒      No      ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,189,307 as of January 30, 2004

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED
	Dec 31, 2003	Dec 31, 2002
	(thousands except per share data)

Operating revenues	$104,884	$100,496

Less: Gas purchases	67,525	64,703
Revenue taxes	6,666	6,284
Operating margin	30,693	29,509

Cost of operations:
Operating expenses	10,278	11,153
Depreciation and amortization	3,921	3,778
Property and miscellaneous taxes	930	858
	15,129	15,789

Income from operations	15,564	13,720
Less interest and other deductions - net	3,116	3,199
Income before income taxes	12,448	10,521

Income taxes	4,543	3,840
Net Income	$7,905	$6,681

Weighted average common shares outstanding	11,158	11,045

Net earnings per common share
Basic	$0.71	$0.61
Diluted	$0.71	$0.60

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Dec 31, 2003	Sep 30, 2003
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $231,472 and $227,582	$307,681	$302,225
Construction work in progress	11,119	10,078
	318,800	312,303
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	49	52
	251	254
Current Assets:
Cash and cash equivalents	1,139	7,452
Accounts receivable and current maturities of notes receivable, less allowance of $1,053 and $877 for doubtful accounts	48,654	12,296
Materials, supplies and inventories	12,099	14,737
Prepaid expenses and other assets	4,473	6,144
Deferred income taxes	808	755
	67,173	41,384
Deferred Charges
Gas cost changes	10,561	11,584
Other	5,745	5,931
	16,306	17,515

	$402,530	$371,456

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Dec 31, 2003	Sep 30, 2003
	(Unaudited)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,181,119 and 11,131,860 shares	$11,181	$11,132
Additional paid-in capital	99,670	98,877
Accumulated other comprehensive income (loss)	(13,430)	(13,430)
Retained earnings	21,199	15,981
	118,620	112,560

Long-term Debt	138,930	142,930

Current Liabilities:
Notes payable and commercial paper	2,500	3,800
Current maturities of long-term debt	26,000	22,000
Accounts payable	30,255	10,501
Property, payroll and excise taxes	8,408	5,387
Dividends and interest payable	5,484	7,884
Other current liabilities	10,668	6,431
	83,315	56,003

Deferred Credits and Other Liabilities	61,665	59,963

Commitments and Contingencies	—	—
	$402,530	$371,456

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	(dollars in thousands)
	Dec 31, 2003	Dec 31, 2002
Operating Activities
Net income	$7,905	$6,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,921	3,778
Deferrals of gas cost changes	(752)	1,164
Amortization of gas cost changes	1,774	1,481
Other deferrals and amortizations	321	1,025
Deferred income taxes and tax credits — net	1,367	951
Change in current assets and liabilities	(7,488)	(8,222)
Net cash provided by operating activities	7,048	6,858

Investing Activities
Capital expenditures	(10,456)	(5,585)
Customer contributions in aid of construction	240	61
Other	—	8
Net cash used by investing activities	(10,216)	(5,516)

Financing Activities
Proceeds from issuance of common stock	842	—
Changes in notes payable and commercial paper, net	(1,300)	—
Dividends paid	(2,687)	(2,651)
Net cash provided (used) by financing activities	(3,145)	(2,651)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,313)	(1,309)

Cash and Cash Equivalents
Beginning of year	7,452	3,688
End of period	$1,139	$2,379

The accompanying  notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003

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

Reference is directed to the Notes to Consolidated Financial Statements contained in the 2003 Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and comments included therein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Reclassifications

Certain reclassifications have been made in the financial statements for the quarter ended December 31, 2003 to conform to the classifications used in fiscal 2004.

New Accounting Standards

FAS No. 132 (revised 2003)

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to revise employers’ annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for fiscal years ending after December 15, 2003, and the quarterly disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company will provide disclosures required under this Statement in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and subsequent reports.

FSP FAS No. 106-1

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. FAS 106-1 provides guidance which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Regardless of whether the sponsor elects the deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for quarterly and annual financial statements for fiscal years ending after December 7, 2003.

The Act, signed into law by President Bush on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has not developed estimates of the impact of the Act on its cash flows, accumulated postretirement benefit obligation (APBO), or net periodic postretirement benefit cost. And it has not determined whether to change its postretirement medical plan in response to the Act. FAS No. 106 does not provide guidance on how and when the federal subsidy should be accounted for. As provided under the FSP, the Company has elected to defer accounting for the impact of the Act until such guidance is provided by the FASB. This election will expire if, subsequent to January 31, 2004, but prior to the issuance of authoritative guidance, a significant event occurs, such as a plan amendment, settlement, or curtailment that would ordinarily call for remeasurement of the postretirement medical plan’s assets and obligations.

Earnings Per Share

The following table sets forth the calculation of earnings per share as prescribed in Statement of Financial Accounting Standards (FAS) No. 128.

	Quarter Ended December 31
	2003	2002
	(in thousands except per-share data)

Net income (loss)	$7,905	$6,681

Weighted average shares outstanding	11,158	11,045
Basic earnings per share	$0.71	$0.61

Weighted average shares outstanding	11,158	11,045
Plus: Issued on assumed exercise of stock options	14	19
Weighted average shares outstanding assuming dilution	11,172	11,064

Diluted earnings per share	$0.71	$0.60

Stock-Based Compensation

Compensation cost for stock options is measured as the excess of the market price of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” rather than using the fair-value-based method prescribed under FAS No. 123, “Accounting for Stock-Based Compensation”. The Company has adopted the disclosure requirements of FAS No. 123. Had compensation expense been determined in accordance with FAS 123, the Company’s net income would have been as follows:

	Quarter Ended December 31
	2003	2002
	(in thousands except per-share data)

Amounts as reported, reflecting stock-based employee compensation cost determined under APB No. 25:
Stock-based employee compensation cost, net of tax effect	$—	$—
Net income (loss)	$7,905	$6,681
Basic earnings (loss) per share	$0.71	$0.61
Diluted earnings (loss) per share	$0.71	$0.60

Proforma amounts, reflecting stock-based employee compensation cost as if determined under fair value (FAS 123) method:
Stock-based employee compensation cost, net of tax effect	$13	$27
Net income (loss)	$7,892	$6,654
Basic earnings (loss) per share	$0.71	$0.60
Diluted earnings (loss) per share	$0.71	$0.60

Commitments and Contingencies

Environmental Matters

There are two claims against the Company for as yet unknown costs for cleanup of alleged environmental contamination related to manufactured gas plant sites that were previously operated by companies which were subsequently merged into Cascade.

The first claim was received in 1995 and relates to a site in Oregon. An investigation has shown that contamination does exist, but there is currently not enough information available to estimate the potential liability associated with this claim. It is expected that other parties will participate in the cleanup costs. Through the end of the fiscal year the amounts spent, primarily on investigation and containment, have been immaterial.

The second claim was received in 1997 and relates to a site in Washington. An investigation has determined there is evidence of contamination at the site, but there is also evidence of an oil line crossing the property, operated by an unrelated party, which may have also contributed to the contamination. There is currently not enough information available to estimate the potential liability associated with this claim. The party who originally made this claim has not been actively pursuing it.

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

In the fourth quarter of fiscal 2002 a fatal accident occurred involving facilities owned by the Company, located on the property of one of the Company’s commercial customers. In fiscal 2003 a settlement of all plaintiffs’ claims was agreed to in consideration of a $750,000 payment. The Company and  the property owner have each paid $375,000 and have agreed to resolve the allocation of the total settlement payment between them in future negotiations or proceedings.

No other claims now pending, in the opinion of management, are expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month periods ended December 31, 2003 and December 31, 2002.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, unbilled revenue, valuation of derivative instruments, and in the determination of depreciable lives of utility plant. On an ongoing basis, management evaluates the estimates used, based on historical experience, current conditions and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71. In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities, and reflect the write off in its income statement. At December 31, 2003 there were $13,220,000 of regulatory assets included in Deferred Gas Cost Changes and Other Deferred Charges, and $4,637,000 of regulatory liabilities included in Deferred Credits and Other Liabilities.

Pension Plans

The Company has a defined benefit pension plan covering substantially all employees over 21 years of age with one year of service. The Company also provides executive officers with supplemental retirement, death and disability benefits. These plans were amended in fiscal 2003, so that subsequent to September 30, 2003, benefits under these plans no longer accrue to non-bargaining-unit employees. The pension plan remains substantially unchanged for bargaining-unit employees.

The Company’s pension costs for these plans are affected by the amount of cash contributions to the plans, the return on plan assets, and by employee demographics, including age, compensation, and length of service. Actuarial formulas are used in the determination of pension costs and are affected by actual plan experience and assumptions of future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Changes in these assumptions may significantly affect pension costs. Changes to the provisions of the plans may also impact current and future pension costs. Changes in pension plan obligations resulting from these factors may not be immediately recognized as pension costs, but generally are recognized in future years over the remaining average service period of pension plan participants.

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

In selecting a discount rate, the Company uses the average of the 20 year and above Aaa, Aa, A, and Baa debt rates published by Moody’s. These are rates considered to be consistent with the expected term of pension benefits. In 2003 the Company reduced the discount rate from 6.75% to 6.25% in connection with remeasurement of the pension obligation at May 1, 2003, with a further reduction to 6.00% at September 30, 2003. A reduction in the discount rate results in increases in projected benefit obligation, pension liability, and pension costs.

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

The Company’s contracts for purchase and sale of natural gas qualify for the normal purchase and normal sales exception under FAS No. 133 and are not required to be recorded as derivative assets and liabilities.  Accordingly, the Company recognizes revenues and expenses on an accrual basis, based on physical delivery of natural gas. The company applies mark-to-market accounting to financial derivative contracts. Periodic changes in fair market value are recognized in earnings. The differences in accounting for purchases and sales contracts versus financial contracts do not change the underlying economics of the transactions, but could result in increased quarterly earnings volatility.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has not determined what, if any, impact the Act will have on its cash flows, net periodic postretirement benefit cost, or accumulated postretirement benefit obligation, and the financial statements in this report do not reflect any impact of the Act. Please refer to the information contained under the caption “FSP FAS No. 106-1”, under New Accounting Standards in the Notes to the Consolidated Condensed  Financial Statements, contained in Item 1 of this report.

New Accounting Standards:

Information on new accounting standards is included in the Notes to the Consolidated Condensed  Financial Statements, contained in Item 1 of this report.

RESULTS OF OPERATIONS

Net income for the first quarter of fiscal 2004 (quarter ended December 31, 2003) was $7,905,000, or $0.71 per share, basic and diluted, compared to $6,681,000, or $0.61 per share, basic and $0.60 per share diluted, for the quarter ended December 31, 2002. Primary factors influencing the quarterly comparisons were improved operating margins and reductions in operating expenses.

Operating Margin

Operating margins by customer category for the first fiscal quarter of fiscal years 2004 and 2003 are set forth in the following tables:

Residential and Commercial Margin

	First Quarter of Fiscal		Percent Change
	2004	2003
	(dollars in thousands)
Degree Days	2,106	2,027	3.9%
Average Number of Customers
Residential	182,397	175,176	4.1%
Commercial	29,131	28,619	1.8%
Average Therm Usage per Customer
Residential	272	257	5.8%
Commercial	1,252	1,208	3.6%
Operating Margin
Residential	$14,056	$12,992	8.2%
Commercial	$7,538	$7,275	3.6%

Margins from sales to residential and commercial customers increased $1,327,000 compared to first quarter of fiscal 2003. Growth in the number of billed customers by 7,733 contributed approximately

$744,000 of the increase. The remainder of the improvement stems primarily from the increase in average gas consumption per customer. The increase in therms per customer is primarily attributed to colder weather. The primary use of gas by residential customers is for space heating and water heating, therefore average consumption per customer is very sensitive to weather, particularly during the Company’s first and second fiscal quarters. Consumption by commercial customers is also sensitive to weather, but to a lesser extent than residential customers because of a variety of uses in addition to space and water heating.

Oregon Earnings Sharing. In the first quarter of fiscal 2004, the Company recorded, as a reduction of operating margin, a $250,000 accrual as an estimated liability to Oregon customers under its Oregon earnings-sharing arrangement with the Oregon Public Utility Commission. Under that arrangement, the Company is authorized to retain all of its earnings up to a threshold level equal to the average of the annual yields, reported monthly, for five-, seven-, and ten-year US Treasury debt securities for the test period plus 710 basis points.  If the adjusted Oregon earnings are below the threshold, there is no rate adjustment. If the adjusted earnings are above the threshold, one-third of the earnings exceeding the threshold will be refunded to customers through future rate reductions.

There was not a corresponding amount recorded in the first quarter of fiscal 2003.

Industrial and Other Margin

	First Quarter of Fiscal		Percent Change
	2004	2003
	(dollars in thousands)
Average Number of Customers
Electric Generation	14	16	-12.5%
Industrial	745	740	0.7%

Therms Delivered (thousands)
Electric Generation	145,145	152,213	-4.6%
Industrial	115,742	108,156	7.0%

Operating Margin ($ thousands)
Electric Generation	$2,241	$2,521	-11.1%
Industrial	$5,432	$5,294	2.6%
Gas Management Services	$1,538	$1,285	19.7%
Other	$139	$142	-2.1%

Margin derived from electric generation customers declined $280,000 for the quarter. The decline can be attributed to the effects of the slow economy and weather conditions on the demand for electricity, as well as on increased availability of hydroelectric resources in 2003. Margin from delivering gas to other industrial customers increased $138,000, stemming primarily from increased volumes of gas delivered.

Margin from providing gas management services to a group of industrial customers increased $253,000 over the first quarter of fiscal 2003. A significant portion of gas management service margins is derived from arranging gas supplies for these customers. As these arrangements expire and new ones are entered into, margins will fluctuate. Included in gas management margins for the first quarter of fiscal 2004 were $406,000 in favorable mark-to-market adjustments related to changes in the values of financial derivative contracts entered into in 2003 in the form of a cap and a swap.

The derivative arrangements were entered into for the purpose of effectively fixing the price of supplies to be purchased for delivery to gas management customers for a one-year period beginning in fiscal 2004, effectively mitigating the risk associated with fluctuating market prices of natural gas. As prescribed in FAS No. 133, the Company applies mark-to-market accounting to these derivatives. Increases in market prices of natural gas cause the value of the derivative instrument to increase. Correspondingly, decreases in market prices of natural gas will cause the value of the derivative to decrease. These increases or decreases in market value may continue to result in increased volatility in future earnings on a quarter-to-quarter basis, but do not change the underlying economics of the transactions, and are not expected to result in earnings volatility over the lives of the respective contracts and the related supply agreements.

Cost of Operations

Cost of operations for the first quarter of fiscal 2004, which consists of operating expenses, depreciation and amortization, and property and miscellaneous taxes, decreased $660,000, or 4.2% for the quarter, compared to the prior year.

Operating Expenses, which are primarily labor and benefits expenses, decreased $875,000 for the quarter. The primary factor contributing to this decrease was an $816,000 reduction in employee benefits expenses stemming from changes to the Company’s retirement and medical plans announced in 2003. (Additional information on these changes is contained below under “Employee Benefits Plan Changes”.) The comparison is also impacted by the inclusion in last year’s first quarter of a $375,000 charge for the settlement of a personal injury claim. All other expense categories, in the aggregate, increased $316,000, or 4.3%.

Employee Benefits Plan Changes. In fiscal 2003, the Company conducted a comprehensive review of its employee benefits plans, and in the third quarter of fiscal 2003 began to implement significant changes to its employee retirement plan, executive retirement plan and healthcare plans for both retirees and non-bargaining unit active employees. The changes are designed to reduce annual benefits costs by an estimated $3.0 to $3.5 million, beginning in fiscal 2004. Changes to the Company’s medical benefits plan were made effective January 1, 2004. The total changes are also designed to reduce future volatility in benefits expenses and facilitate management control over future cost increases, while retaining a benefits package management believes is competitive.

Some of the changes involve the Company’s employee retirement plan and executive supplemental retirement plan.  As of September 30, 2003 these defined benefit plans stopped accruing additional benefits.  Instead, defined contribution plans are used for benefits earned beginning October 1, 2003.

Depreciation and Amortization increased $143,000 for the quarter over last year, primarily as a result of increases in depreciable gas distribution system assets.

Property and Miscellaneous Taxes increased $72,000 for the quarter due primarily to higher property taxes reflecting higher assessments associated with increases in gas distribution system assets.

Interest and Other Deductions – Net

Interest and other deductions – net, was $83,000 lower for the quarter, primarily stemming from higher amount of interest charged to construction.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $50,000,000 bank revolving credit commitment. This agreement has an annual 0.16% commitment fee, and a term that expires in November 2004. The Company also has a $10,000,000 uncommitted bank credit line. As of December 31, 2003, there was $2,500,000 outstanding debt under these credit lines.

To provide longer-term financing the Company filed an omnibus registration statement in 2001, under the Securities Act of 1933, which provided the ability to issue up to $150,000,000 of new debt and equity securities.  Of that amount, the company has $110,000,000 remaining available for issuance subject to market conditions and other factors.

Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

Net cash provided by operating activities for the quarter ended December 31, 2003 was $7,048,000, a slight increase over the $6,858,000 for the comparable period last year. The higher net income was partially offset by negative cash flow from deferral of gas cost changes.

Investing Activities

Cash used by investing activities for the quarter ended December 31, 2003 was $10,216,000, compared to $5,516,000 for the prior year’s period. The increase is primarily related to $2,874,000  expenditures on a project to automate meter reading. The project began in fiscal 2003, and is expected to be completed in the first quarter of fiscal 2005, at a total cost of approximately $16 million. Additionally, capital expenditures for expansion of the gas distribution system are approximately $1,500,000 greater than last year.  Full fiscal 2004 capital expenditures are expected to be approximately $35,000,000, including $10 million for the automated meter reading project.

Financing Activities

Net financing activities for the quarter ended December 31, 2003 used $3,145,000, compared to $2,651,000 for the prior year. The primary financing activity during both quarters was the payment of dividends on common stock. During the first quarter of fiscal 2004, the Company paid down outstanding debt under its bank credit line from $3,800,000 to $2,500,000. It also received $842,000 in proceeds from issuance of common stock. In the second quarter of fiscal 2003, the Company began issuing new stock to its dividend reinvestment plan and 401(k) plans, and on exercise of stock options. The prior practice was to use funds received to purchase shares of stock on the open market, thus there was no cash from issuance of common stock in the first quarter of fiscal 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The Company has fixed-rate debt obligations, but does not have derivative financial instruments subject to interest rate risk. Cascade makes interest and principal payments on these obligations in the normal course of its business.

The Company’s purchased natural gas  has commodity prices subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company’s PGA mechanisms assure the recovery of prudently incurred wholesale cost of gas purchased for the core market. The Company utilizes fixed price contracts and financial derivatives to manage risk associated with wholesale costs of gas purchased for non-core customers.

Item 4: Controls and Procedures

The Company maintains controls and procedures designed to ensure that required disclosure information in reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of these controls and procedures, as of the end of the quarter covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls during the quarter covered by this report or subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy, consolidation in the energy industry, performance issues with key natural gas suppliers, the capital-intensive nature of the Company’s business, regulatory issues, including the need for adequate and timely rate relief to recover increased capital and operating costs resulting from customer growth and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to “bypass” or the shift by such customers to special competitive contracts at lower per-unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company’s service area.

PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

Under the terms of its bank credit agreement, the Company is required to maintain a minimum tangible net worth of $107,406,000 as of December 31, 2003. Under this agreement, approximately $19,168,000 was available for payment of dividends at December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on January 28, 2004, the following directors were elected by the vote indicated for terms of office expiring in 2005:

	For	Withheld

Pirkko H. Borland	8,897,752	264,569
Carl Burnham, Jr.	8,923,647	238,674
Thomas E. Cronin	8,905,169	257,152
David A. Ederer	8,925,118	237,203
W. Brian Matsuyama	8,912,386	249,935
Larry L. Pinnt	8,976,176	298,087
Mary Pugh	8,914,045	248,276
Brooks G. Ragen	8,891,591	270,730
Douglas G. Thomas	8,913,988	248,333

In addition, a proposal to approve an increase in the number of shares of Common Stock available for issuance under the Company’s 2000 Director Stock Award Plan by 35,000 shares was approved by a vote of 5,323,991 for, and 963,864 against.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges:

Twelve Months Ended
12/31/2003	9/30/2003	9/30/2002	9/30/2001	9/30/2000	9/30/1999

2.20	2.06	2.27	3.39	3.12	3.00

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

CASCADE NATURAL GAS CORPORATION

By:	/s/ J. D. Wessling

J. D. Wessling
Chief Financial Officer
(Principal Financial Officer)

Date:	February 9, 2004