Form 10-K
period 2004-09-30
CASCADE NATURAL GAS CORP
filed 2004-12-01
CIK 18072

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number: 1-7196

CASCADE NATURAL GAS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0599090 (I.R.S. Employer Identification No.)
222 Fairview Avenue North Seattle, WA 98109 (Address of principal executive offices)	(206) 624-3900 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, Par Value $1 per Share	Name of Each Exchange on which Registered New York Stock Exchange

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on October 29, 2004, was $227,843,963

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title Common Stock, Par Value $1 per Share	Outstanding 11,270,863 as of October 29, 2004

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

CASCADE NATURAL GAS CORPORATION
Annual Report to the Securities and Exchange Commission on Form 10-K
For the Fiscal Year Ended September 30, 2004

PART I

Item 1. Business

Available Information

        The Company makes available free of charge, on or through its website, http://www.cngc.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, copies of these documents may be requested, at no cost, from the Company's corporate headquarters. Requests should be directed to Shareholder Relations, Cascade Natural Gas Corporation, 222 Fairview Avenue North, Seattle WA 98109, or by phone at 206-624-3900.

        To contact any independent board member you may write to Larry L. Pinnt, Board of Directors Chair, P.O. Box 87 Redmond, WA 98073-0087, fax to 425-895-1349, or e-mail to lpinnt@cngc.com.

General

        Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953. Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon. Approximately 81% of its gas distribution revenues are from customers in the state of Washington.

        As of September 30, 2004, the Company had approximately 184,300 residential customers, 29,000 commercial customers, and 726 industrial and other customers. Residential, commercial, and most small industrial customers are generally core customers, who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers in fiscal 2004 accounted for approximately 23% of gas deliveries and 69% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

        Non-core customers are generally large industrial and institutional customers who have chosen "unbundled" service, meaning that they select from among several upstream supply, pipeline transportation, and gas management service options independent of the Company's distribution service. The Company's margin from non-core customers is derived primarily from distribution service and to a lesser extent from gas management service revenue. Gas management service revenue primarily includes operating margin from delivery of gas supplies and fees charged to non-core customers in consideration of securing gas supplies and pipeline capacity for the customers.

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

        Cascade has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the Oregon Public Utilities Commission. The mechanism was designed as an incentive to pursue operational efficiencies and new revenue opportunities, and to share the success of such pursuits with ratepayers if the Company's earnings exceed a calculated ceiling. Under that arrangement, the Company is authorized to retain all of its earnings attributable to its Oregon operations up to a threshold level equal to 300 basis points above a 10.25% return on equity (ROE). Subsequent years' base ROE will be adjusted by 50% of the movement in the average of the annual yields, reported monthly, for five-, seven-, and ten-year US Treasury debt securities for the test period. If the adjusted Oregon earnings are below the threshold, there is no rate adjustment. If the adjusted earnings are above the threshold, one-third of the earnings exceeding the threshold will be refunded to customers through future rate reductions.

        The Company is also subject to state regulation with respect to integrated resource planning, and its most recent update of its Integrated Resource Plan (IRP) was filed in 2004 with both the WUTC and the OPUC. The IRP shows the Company's optimum set of supply and demand side resources that minimizes costs and risk over the twenty-year planning horizon. The IRP also sets forth possible core customer growth scenarios for a twenty-year period. In addition, the IRP sets forth the Company's demand side management goals of achieving certain conservation levels in customer usage.

        The IRP also sets forth the Company's supply side management plans regarding transportation capacity and gas supply acquisition over a twenty-year period. The Company develops updates of the IRP every two years. These updated documents take into account input solicited from the public and the WUTC and OPUC staffs. While the filing of the IRP with both commissions gives the Company no advance assurance that its acquisitions of pipeline transportation capacity and gas supplies will be recognized in rates, management believes that the integrated resource planning process benefits the Company by giving it the opportunity to obtain input from regulators and the public concurrently with making these important strategic decisions. Until the Company receives final regulatory approval of these decisions in the context of the ratemaking process, the Company cannot predict with certainty the extent to which the integrated resource planning process will affect its rates.

Natural Gas Supply

        The majority of Cascade's supply of natural gas is transported via Williams Gas Pipelines—West (Williams). Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington. Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada. The Company is also a shipper on the transmission system of Gas Transmission Northwest Corporation (GTN), and TransCanada Pipeline (TCPL). GTN owns and operates a gas transmission line that connects with the facilities of the TCPL at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California. In addition, Cascade receives natural gas directly from Duke Energy Gas Transmission (DEGT) at the Canadian border near Sumas, Washington and also intra British Columbia at a receipt point known as Station 2 on DEGT.

        Presently, baseload requirements for Cascade's core market are provided by eight major gas supply contracts with various expiration dates ranging from 2004 through 2009 and averaging 460,000 therms per day of Canadian supply and 106,500 therms per day of domestic supply. These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements. One such agreement, with Williams, extends to October 31, 2014 and provides for 167,890 therms per day and a maximum, renewable inventory of 6,043,510 therms. The second storage agreement is with Avista Energy, and has a primary term ending April 30, 2006 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms. A third contract, also with Williams, for liquefied natural gas (LNG) storage is effective through October 31, 2014. Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms. In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

        The Company enters into various seasonal and annual gas supply contracts designed to match the load requirements of its customers. Interstate pipelines provide natural gas to the Company from production areas in the Rocky Mountain states and from western Canada. Management believes gas supply resources in those areas are adequate to serve the Company's current needs and to support future growth. The wholesale price of gas in the region has increased in recent years, paralleling national trends. Additionally, a favorable differential that has historically existed between Pacific Northwest gas prices and national prices has narrowed as new pipelines have increased access to Rocky Mountain and Canadian supplies by California and mid-west markets.

        To mitigate price volatility the Company has in the past relied primarily on three year fixed-price physical gas supply contracts with its suppliers. Due to the continued volatility of the price of natural gas and the increased business risk associated with the potential for supplier failure, the Company has implemented a gas procurement strategy for core customers for supplies to be delivered in fiscal year 2005 and beyond. The Company has entered into physical gas supply contracts with suppliers at published first-of-the-month index prices for up to five-year terms. To mitigate the price volatility, these index related supplies will be converted to fixed-price physical contracts with suppliers or hedged through the use of derivatives, primarily swaps, with financial institutions. Approximately 90% of the core market's requirement for fiscal 2005, 60% of fiscal 2006, and 30% of fiscal 2007 are secured with fixed prices as of the end of fiscal 2004. To minimize earnings volatility, the Company received accounting orders from the WUTC and the OPUC which allowed the application of Statement of Financial Accounting Standards (FAS) No. 71 to periodic changes in fair market value of derivatives associated with supplies for core customers. The Company records an offset to such changes in regulatory asset and regulatory liability accounts. The accounting orders permit the recognition of settlement of these contracts and financial instruments in the Company's normal purchased gas adjustment process. Refer to Note 2 to the Notes to Consolidated Financial Statements for more information on application of FAS No. 71.

        During 2004, Cascade purchased approximately 84% of its gas supplies from firm gas supply contracts and 16% from 30-day spot market contracts. In addition, 790,870,000 therms of customer purchased supplies were transported through Cascade facilities.

Federal Energy Regulatory Commission (FERC) Matters

        Cascade is not subject to regulation by the FERC, however FERC actions can affect the amounts Cascade pays to interstate pipeline companies for interstate deliveries of natural gas supplies. Several issues are pending before FERC, or are on appeal before the U.S. Court of Appeals. The final outcome may affect prices Cascade pays, however none would have a significant impact. Since the policies of the WUTC and OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of pending issues will not significantly affect net income.

Curtailment Procedures

        In some previous heating seasons, cold weather has required Cascade to curtail deliveries to its interruptible customers. Cascade has not curtailed any firm customers, except under force majeure conditions. Cascade's tariffs effective in Washington and Oregon allow for curtailment of interruptible services, which are provided at rates lower than for firm services. In the event of curtailment by Cascade of firm service due to force majeure, Cascade's tariffs provide that it will not be liable for damages to any customer for failure to deliver gas curtailed in accordance with the provisions of the tariffs. The tariffs provide for appropriate adjustment of the monthly charges to firm customers curtailed by reason of an insufficient supply of gas.

Territory Served and Franchises

        The population of communities served by Cascade totals approximately 1,022,000. At the end of September 2004, Cascade held the franchises necessary for the distribution of natural gas in all of the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

        In the opinion of Cascade's management, none of its franchises contain any restrictions or requirements that are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade's present business. Franchises expire on various dates from fiscal 2005 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

Customers

        Residential and commercial customers principally use natural gas for space heating and water heating. This market is very weather-sensitive. See "Seasonality" below.

        Agreements with Cascade's principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on at least 120-days' notice.

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

Seasonality

        Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating. For the fiscal year ended September 30, 2004, 71% of operating revenues and 98% of income from operations were derived from the first two quarters (October 2003 through March 2004). Because of the seasonality of space heating revenues, financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of gas water heaters by customers, since they are not as influenced by weather conditions.

Competitive Conditions

        Cascade operates in a competitive market for natural gas service. Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil, propane, and electricity for residential and commercial space heating, and electricity for water heating.

        Competition is primarily based on price. Though wholesale natural gas prices have increased significantly beginning in the 2000 - 2001 heating season, Cascade's residential and commercial rate schedules continue to maintain a price advantage over oil in its entire service territory and have an advantage over electricity in the vast majority of its territory. In the remaining areas of its service territory served by public electric utilities with their own hydro power supply, Cascade is almost equal in cost with respect to electricity furnished by those utilities for space heating and water heating uses. In addition, natural gas enjoys the advantage of being the preferred energy choice by builders for new home construction.

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

        In addition to multiple alternative fuels, the Company is subject to bypass. Bypass refers to actual or prospective customers who install their own facilities and connect directly to an upstream pipeline and thereby "bypass" the Company's distribution service. The Company has in the past experienced bypass, but has also experienced success in offering competitive rates to reduce economic incentives to bypass.

        The Company competes with others in acquiring gas supplies for resale to governmental and industrial customers. Further opportunities in this area will be dependent upon market conditions that can change over time, credit worthiness of customers and the increase or decrease in the number of competing providers that are available.

        The Bonneville Power Administration (BPA) is a major supplier of hydroelectric power in the Pacific Northwest including Cascade's service area. BPA significantly influences the electric rates of all classes of customers including those applications in direct competition with natural gas marketed by Cascade.

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

Capital Expenditures

        Capital expenditures are primarily used to expand the Company's distribution system to serve its expanding customer base, as well as to increase deliverability on its existing system to accommodate increased customer utilization. Capital expenditures for the five fiscal years ended September 30, 2004 totaled approximately $125 million, and the budget for fiscal 2005 is $28 million.

        The Company is currently forecasting that capital expenditures will total approximately $155 million over the next five years. The overall objective is to invest limited capital to generate the highest possible returns within the shortest possible time, while assuming prudent risk, anticipating customer needs and complying with the requirements of regulators.

Non-Utility Subsidiaries

        Cascade has four non-utility subsidiaries, only two of which are actively engaged in business at present. The first active subsidiary, Cascade Land Leasing, is engaged in the servicing of loans that were made to Cascade's gas customers to finance their purchases of energy-efficient appliances. The subsidiary ceased making new loans in September 1997. The second active subsidiary, CGC Resources, is engaged in pipeline capacity management, with the objective of mitigating gas costs for Cascade. The subsidiaries, which in the aggregate account for less than 1% of the consolidated assets of the Company, do not currently have a significant impact on Cascade's financial statements.

Personnel

        At September 30, 2004, Cascade had 428 employees. Of the total employees, 182 are represented by the International Chemical Workers Union. The present contract with the union extends to April 1, 2006, and remains in force thereafter from year to year unless terminated by either party by written notice sixty days prior to the expiration date.

Item 2. Properties

        At September 30, 2004, Cascade's utility plant investments included approximately 5,088 miles of distribution mains ranging in diameter from two inches to sixteen inches, 215 miles of transmission mains ranging in diameter from two inches to twenty inches, and 3,524 miles of service lines.

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

Item 3. Legal Proceedings

        Litigation:    In the fourth quarter of fiscal 2002 a fatal accident occurred involving facilities owned by the Company, located on the property of one of the Company's commercial customers. In fiscal 2003 a settlement of all plaintiffs' claims was agreed to in consideration of a $750,000 payment. The Company and its co-defendant submitted the allocation of the payment to arbitration. In the first quarter of fiscal 2005, the arbitrator assigned 65% of the financial responsibility to the Company. The Company's additional $112,000 expense was recorded in fiscal year 2004. This brings this matter to a conclusion.

        Other:    Incorporated herein by reference is the information under "Environmental Matters" in Item 7.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of fiscal year 2004.

Executive Officers of the Registrant

        The executive officers of the Company, as of December 1, 2004, are as follows:

Name	Office	Age	Year Became Officer
W. Brian Matsuyama	Vice Chairman, President and Chief Executive Officer	58	1987
J. D. Wessling	Chief Financial Officer	61	1995
William H. Odell	Chief Operating Officer	42	2000
Jon T. Stoltz	Senior Vice President—Gas Supply and Regulatory Affairs	57	1981
Larry C. Rosok	Vice President—Human Resources and Corporate Secretary	48	1995
James E. Haug	Controller	55	1981

        None of the above officers is related by blood, marriage or adoption to any other of the above named officers. Each of the above named officers has been employed by the Company in a management capacity for at least the past five years. None of the above officers holds directorships in other public corporations. All officers serve at the pleasure of the Board of Directors.

        On September 29, 2004, the registrant's Board of Directors elected W. Brian Matsuyama as Vice Chairman. He will continue to serve as President and CEO while a search is conducted for the new President and CEO. The registrant's Board of Directors has established an ad hoc committee to initiate a search to find a successor Chief Executive Officer.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        The Common Stock is traded on the New York Stock Exchange under the symbol CGC. The following table states the per share high and low sales prices of the Common Stock.

	Fiscal 2004		Fiscal 2003
Quarter
	High	Low	High	Low
December 31	$21.99	$19.41	$20.44	$17.70
March 31	23.05	20.76	20.24	18.05
June 30	22.52	19.10	20.15	18.20
September 30	22.20	19.35	20.24	18.00

        At September 30, 2004, there were 5,673 registered holders of the Common Stock. The following table shows for the periods indicated the dividends paid per share on the Common Stock.

Quarter	Fiscal 2004	Fiscal 2003
December 31	$0.24	$0.24
March 31	$0.24	$0.24
June 30	$0.24	$0.24
September 30	$0.24	$0.24

        At September 30, 2004, the Company was in compliance with all indebtedness covenants and was not restricted on dividend payments.

Item 6. Selected Financial Data

Consolidated Statements of Income and Comprehensive Income:

	Year Ended September 30
	2004	2003	2002	2001	2000
	(dollars in thousands except per share data)
Operating Revenues	$318,078	$302,755	$320,978	$335,814	$241,936
Less: Gas Purchases	202,759	191,887	209,225	219,795	136,681
Revenue taxes	21,511	20,193	21,251	20,987	15,261

Operating Margin	93,808	90,675	90,502	95,032	89,994

Cost of Operations:
Operating expenses	40,540	45,514	43,052	41,027	38,808
Depreciation and amortization	16,325	15,338	14,926	13,839	13,293
Property and payroll taxes	3,696	3,532	3,361	3,182	2,896

	60,561	64,384	61,339	58,048	54,997

Income From Operations	33,247	26,291	29,163	36,984	34,997

Nonoperating Expense (Income):
Interest	12,375	12,363	12,384	10,509	10,936
Interest charged to construction	(445)	(378)	(219)	(333)	(322)

	11,930	11,985	12,165	10,176	10,614
Amortization of debt issuance expense	618	696	652	607	607
Other	(162)	(227)	(197)	(313)	(649)

	12,386	12,454	12,620	10,470	10,572

Income Before Income Taxes	20,861	13,837	16,543	26,514	24,425
Income Taxes	7,559	4,733	5,781	9,278	9,051

Net Income Before Preferred Dividends	13,302	9,104	10,762	17,236	15,374
Preferred Dividends	—	—	—	—	4

Net Income	$13,302	$9,104	$10,762	$17,236	$15,370

Other Comprehensive Income (Loss)
Minimum pension liability adjustment	$1,270	$(2,619)	$(11,792)	$(6,502)	$—
Income tax benefit	(448)	937	4,205	2,341	—

Other Comprehensive Income (Loss)	$822	$(1,682)	$(7,587)	$(4,161)	$—

Comprehensive Income	$14,124	$7,422	$3,175	$13,075	$15,370

Earnings Per Common Share, Basic and Diluted	$1.19	$0.82	$0.97	$1.56	$1.39

Item 6. Selected Financial Data (continued)

	At September 30
	2004	2003	2002	2001	2000
	(dollars in thousands except per share data)
Retained Earnings:
Beginning of the year	$15,981	$17,524	$17,369	$10,736	$5,970
Net income	13,302	9,104	10,762	17,236	15,370
Exercise of stock options		—	(4)	—	—
Common dividends	(10,783)	(10,647)	(10,603)	(10,603)	(10,604)

End of the year	$18,500	$15,981	$17,524	$17,369	$10,736

Capital Structure:
Common shareholders' equity	$118,514	$112,560	$114,181	$121,633	$119,161
Redeemable preferred stocks	—	—	—	—	62

Debt:
Long-term debt	128,900	142,930	164,930	125,000	125,000
Notes payable and commercial paper	33,500	3,800	—	40,000	1,500
Current maturities of long-term debt	14,000	22,000	—	—	—

	176,400	168,730	164,930	165,000	126,500

Total capital	$294,914	$281,290	$279,111	$286,633	$245,723

Financial Ratios:
Return on common shareholders' equity	10.92%	7.62%	8.49%	13.45%	12.51%
Common stock dividend payout ratio	81%	117%	99%	62%	69%
Cash dividends per common share	$0.96	$0.96	$0.96	$0.96	$0.96
Fixed charge coverage (before income tax deduction):
Times interest earned	2.61	2.06	2.27	3.39	3.12
Times interest and preferred dividends earned	2.61	2.06	2.27	3.39	3.12
Book value per year-end share of common stock	$10.52	$10.11	$10.34	$11.01	$10.79
Capitalization Ratios at End of Year Common shareholders' equity	40.2%	40.0%	40.9%	42.4%	48.5%
Preferred stock	0.0%	0.0%	0.0%	0.0%	0.0%
Long-term debt (incl. current)	48.5%	58.6%	59.1%	43.6%	50.9%
Short-term debt	11.4%	1.4%	0.0%	14.0%	0.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

Utility Plant:
Utility plant—end of year	$570,036	$529,807	$505,126	$488,231	$468,789
Accumulated depreciation	242,691	227,582	213,476	201,530	189,058

Net plant	$327,345	$302,225	$291,650	$286,701	$279,731

Capital expenditures, net of contributions in aid	$39,019	$27,693	$20,734	$21,649	$15,937

Total assets	$422,622	$371,456	$367,663	$364,253	$328,336

Number of Employees at End of Year	428	437	444	442	440

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's assessment of the Company's financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the fiscal years ended September 30, 2004, 2003, and 2002. References herein to 2004, 2003, and 2002 refer to these fiscal years.

OVERVIEW

        The Company is a local distribution company (LDC) serving approximately 215,000 customers in the States of Washington and Oregon. Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas. The Company's primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers. Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers. The Company's rates and practices are regulated by the WUTC and the OPUC.

        Key elements of the Company's strategy include:

  •
  Remain focused on the natural gas distribution business.

  •
  Achieve earnings growth through expansion of its customer base and operating efficiencies, minimizing the need to seek rate increases to recover increased costs.

Opportunities and Challenges

        The Company operates in a diverse service territory over a wide geographic area relative to the Company's overall size and number of customers. The economies of various parts of the service area are supported by a variety of industries, and are affected by the conditions that impact those industries.

        Management believes there are growth opportunities in the Company's service area.Factors contributing to these opportunities include low market penetration in many of the towns served, and general population growth in the service area, including some areas of rapid growth.

        Rates charged by the Company for its utility services are regulated by the WUTC and the OPUC. The Company's basic business strategy is to minimize reliance on rate increases for earnings growth. However, realization of risks affecting earnings could require the Company to seek approval of higher rates. The results of such rate requests are subject to uncertainties associated with the regulatory process.

        The Company earns more than one third of its operating margin from industrial and electric generation customers. Loss of major industrial customers, or unfavorable conditions affecting an industry segment, could have a detrimental impact on the Company's earnings. Many external factors over which the Company has no control can significantly impact the amount of gas consumed by industrial and electric generation customers, and consequently the margins earned by the Company.

        Revenues and margins from the Company's residential and small commercial customers are highly weather sensitive. In a cold year, the Company's earnings are boosted by the effects of the weather, and conversely in a warm year, the Company's earnings suffer. The Company continues to explore alternatives such as weather normalization mechanisms that utility regulators in many jurisdictions have approved, to reduce weather related volatility in earnings and in customers' bills.

        Overall revenues and margins are also negatively impacted by customers taking measures to reduce energy usage. The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.

        Prospects for continuing strong residential and commercial customer growth are excellent. The pace of new home and commercial construction remains steady in our communities. Good potential also exists for converting homes and businesses located on or near our current lines to gas from other fuels, as well as for expanding our system into adjacent areas.

RESULTS OF OPERATIONS

2004 versus 2003

        The Company reported net income for 2004 of $13,302,000, or $1.19 per basic and diluted share, compared to $9,104,000, or $0.82 per basic and diluted share for 2003. Primary factors and the resulting increase (decrease) in earnings per share affecting this comparison include:

  •
  Improved margins from residential and commercial customers related to increased per-customer consumption and growth in the number of customers—$0.18 per share.

  •
  Reduction in employee benefit expenses resulting from the successful 2003 implementation of plan changes designed to reduce costs—$0.17 per share.

  •
  Recognition in 2003 of retirement plan curtailment losses in connection with above-mentioned plan changes—$0.08 per share.

  •
  Favorable mark-to-market valuations in 2004 and negative valuations in 2003—$0.07 per share.

  •
  Contract termination charge in 2003—$0.05 per share.

  •
  Increase in depreciation and amortization—($0.06) per share.

  •
  Decreased margin from electric generation customers—($0.06) per share.

  •
  Decreased margin from gas management services—($0.08) per share.

2003 versus 2002.

        Net income for 2003 was $9,104,000 compared to $10,762,000 for 2002. Basic and diluted earnings per share for 2003 were $0.82, a 15% decrease from the $0.97 per share earnings for 2002.

OPERATING MARGIN

        Operating margins (revenue minus gas cost and revenue taxes) by customer category for the fiscal years ended September 30, 2004, 2003 and 2002 are set forth in the tables below:

Residential and Commercial Operating Margin

	(12 months ended September 30)
	2004	2003	2002
	($ in thousands)
Degree Days	5,212	5,042	5,455
Average Number of Customers
Residential	184,845	177,300	169,454
Commercial	29,320	28,851	28,216
Average Therm Usage Per Customer
Residential	710	692	763
Commercial	3,628	3,473	3,802
Operating Margin
Residential	$39,691	$37,483	$38,396
Commercial	$22,014	$21,014	$22,209

Industrial and Other Operating Margin

	(12 months ended September 30)
	2004	2003	2002
	($ and therms in thousands)
Average Number of Customers
Electric Generation	14	14	12
Industrial	737	741	755
Therms Delivered
Electric Generation	480,859	543,621	591,653
Industrial	415,740	395,480	373,252
Operating Margin
Electric Generation	$8,013	$9,032	$9,263
Industrial	$19,394	$19,394	$19,194
Gas Management Services	$4,142	$3,509	$370
Other	$553	$243	$1,070

2004 Versus 2003

        The increase of $3,133,000 in total operating margin was primarily driven by improvements in residential and commercial margins, partially offset by reductions in margins from electric generation customers.

        Residential and Commercial.    Margins from residential and commercial customers increased $3,208,000. Of this increase, approximately $2,200,000 resulted from the increase of 8,013 in the average number of customers billed. The remaining increase stems primarily from increased gas usage per customer, related to somewhat cooler weather.

        Industrial.    For the year, gas distribution margins from industrial customers were the same as 2003. In the first half of the year, industrial distribution margin showed promising signs of recovery from the stagnation that followed the 2000 energy crisis and a prolonged recession. However, the upward trend stalled in the third quarter, when industrial distribution margins were essentially flat to last year, and in the fourth quarter margins declined. We believe that the primary reason for the reversal of the positive trend in industrial consumption was the surprisingly high wholesale cost of gas that prevailed through most of the period from May through July. Contrary to traditional expectations for softer prices during the warm spring and summer months, the daily spot prices at Sumas were significantly higher than prices during the preceding heating months of February and March.

        While many of our service communities continue to suffer effects from the long economic downturn, we are seeing signs of increased industrial activity. New plants ranging from food processors to a manufacturer of small planes have been announced, and expansion projects for a number of existing plants are underway. Other facilities that ceased operations during the recession are reopening. Nevertheless, gas utilization by industrial customers remains somewhat uncertain for the near term due to volatile wholesale gas prices. In order to help our industrial customers cope with price volatility, in September we obtained and offered gas supplies with prices fixed at the more reasonable levels that prevailed at the time. Many took advantage of the offering, but others remain exposed to fluctuating market prices. Usage by such customers may be affected if prices remain high for an extended period.

        Electric Generation.    Margins from electric generation customers were down $1,019,000 compared to 2003. Much of the decline was due to an abundance of cheap hydroelectricity and moderate regional demands for power during the first part of the year. Drought conditions during the spring significantly reduced hydro resources, improving prospects for gas-fired generation requirements going into the summer. However, the high wholesale gas costs that were depressing general industrial usage also affected demand by generators, and fourth quarter margins from the sector fell short of the quarter last year. Looking ahead, gas usage by generation customers will continue to depend on the same variables: regional demand for power, availability of hydro resources, and the relationship between the market price of electricity and the cost of gas.

        Gas Management.    Though margins from providing gas management services increased $633,000 over 2003, this comparison is impacted by three factors. Margins in 2003 were negatively impacted by an $865,000 contract termination charge, and negative mark-to-market energy derivative valuations of $315,000. Margins in 2004 were boosted $836,000 by positive mark-to-market energy derivative valuations. Absent these factors, gas management margin decreased by $1,383,000.

        The re-emergence of energy marketers, an industry segment that all but disappeared in the wake of the Enron failure, has resulted in stiff competition for gas supply sales to larger gas customers. Cascade has lost some customers to such marketers, and margins that are available for any sales are smaller than in the past. We will continue to provide gas supply services to customers to facilitate their use of gas, but expect revenues from the activity to be limited.

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

        Margins from gas management services to customers were negatively affected in both years by termination charges in settlement of two cancelled gas supply contracts. The contracts were entered into to provide supplies to a group of industrial customers who had contracted for gas management services. In 2002 an initial charge of $2,800,000 was recorded reflecting management's estimate at that time of the estimated liability under the claims. An additional charge of $865,000 was recorded in 2003 reflecting full settlement of all claims related to these contracts.

COST OF OPERATIONS

2004 versus 2003

        Compared to 2003, overall Cost of Operations was $3,823,000 lower for the year. Within Cost of Operations, notable changes in Operating Expenses included the reduction in employee benefits expenses of $4,448,000. The comparison is affected by retirement plan curtailment charges of $1,451,000 in 2003. The remaining decrease is primarily attributed to changes in benefit plans initiated in 2003, designed to reduce costs. Benefits expense in 2004 was also favorably impacted by recognition of $315,000 for the Medicare prescription drug subsidy, reflected as a reduction in retiree medical expense. Additional information on the Medicare prescription drug subsidy and the related accounting is included in Note 2 in the Notes to Consolidated Financial Statements under the caption "FSP-FAS Nos. 106-1 and 106-2". In addition, 2003 expenses included a $524,000 severance cost.

        The $987,000 increase in depreciation and amortization is primarily related to increases in depreciable gas distribution system assets.

2003 versus 2002

        Operating Expenses increased $2,462,000, 5.7% over 2002, including an increase in employee benefits expenses of $1,946,000. Included in benefits expense was recognition of a $1,451,000 curtailment loss in connection with changes in the Company's retirement plans for salaried employees and executives. The revisions to the defined benefit plans constitute plan curtailments under FAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit, resulting in the above-mentioned curtailment loss associated with unrecognized prior service cost and transition obligation. Further information on benefits plan changes is included below under "Employee Benefits Plan Changes".

        Also contributing to the increase in operating expenses is a $524,000 charge for accrual of severance costs, and a $701,000 increase in purchased services, stemming primarily from consulting charges related to two projects, the Company's review of its benefit plans, and a project to prepare the Company for the compliance requirements of the Sarbanes-Oxley Act.

        Depreciation and Amortization increased $412,000, 2.8%, over 2002 primarily as a result of increases in depreciable gas distribution system assets.

INCOME TAXES

        The changes in the provision for income taxes from 2003 to 2004, and from 2002 to 2003 are attributable to the changes in pre-tax earnings.

OTHER COMPREHENSIVE INCOME (LOSS)

        In 2004, the value of pension plan assets continued a modest recovery from the declines experienced in 2001 and 2002. As a result of this recovery, the Company has reduced its accrual related to its unfunded accumulated benefit obligation by $1,270,000 for the year before taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The seasonal nature of the Company's business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $60,000,000 bank revolving credit commitment. This agreement has a variable commitment fee, and a term that expires in October 2007. As of September 30, 2004, there was $33,500,000 outstanding debt under these credit lines. In fiscal 2005, $14 million in long-term Medium-Term Notes will mature and will be repaid using funds available from the short-term credit line.

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

OPERATING ACTIVITIES

        Though net income improved in 2004 compared to 2003, net cash provided by operating activities declined by $4,134,000. A significant factor is reflected in Deferrals of gas cost changes, resulting from higher wholesale gas costs paid this year relative to the amount built in to customer rates.

        Cash provided by operating activities in fiscal 2004 continues to benefit from Amortization of gas cost changes, contributing $6,296,000 for the year. This results from a temporary component of customer rates designed to collect un-recovered gas costs incurred primarily during the winter of 2000 - 2001 when wholesale gas prices reached unprecedented high levels, and the Company did not immediately increase customer rates to recover the full amount of higher costs. This temporary rate component expired in October 2004. As a result of higher gas costs experienced in fiscal 2004, the Company implemented a new temporary rate component, effective November 2004, at approximately the same level as the one expired. There is no impact on operating margin or net income from Amortization of gas cost changes.

        Significant factors affecting non-cash components of net income are prepaid income taxes and deferred income taxes. In the fourth quarter of 2004, the Company received Internal Revenue Service approval of an application to change the method of accounting for deferred gas costs for purposes of calculating current federal income taxes. As a result the Company will be able to deduct on its federal tax returns amounts included in deferred gas cost charges. This change is effective retroactive to the tax return for fiscal year 2001, and the Company is preparing amended tax returns for its fiscal years 2001 and 2002. Accordingly the Company has accrued an estimated refund of federal and state income taxes for those years of $7.5 million. These refunds represent temporary differences between book and taxable income, and deferred income taxes have been accrued, so that there is no impact on net income resulting from this change. As deferred gas cost charges are amortized in future years, the Company's income tax liability and cash payments for income taxes will increase accordingly.

        The table below shows the Company's future commitments under contractual obligations as of September 30, 2004:

	Amounts Due by Fiscal Year
Contract Category	2005	2006	2007	2008	2009	Beyond 2009	Total
	(dollars in thousands)
Short-term Debt	$33,500	—	—	—	—	—	$33,500
Long-term Debt	14,000	8,000	—	—	—	120,900	142,900
Interest on Debt	10,603	10,014	9,338	9,253	9,253	125,582	174,043
Operating Leases	672	513	288	33	17	446	1,969
Gas Supply	139,378	113,500	127,794	143,096	91,029	4,358	619,155
Interstate Pipeline
Transportation	28,571	28,571	27,864	27,864	27,864	266,283	407,017
Gas Storage and Peaking
Services	4,796	4,796	4,796	4,796	4,796	4,796	28,776
Other	611	285	161	55	55	—	1,167

Total	$232,131	165,679	170,241	185,097	133,014	522,365	$1,408,527

INVESTING ACTIVITIES

        Net capital expenditures for 2004 were approximately 41% greater than last year. The increase is primarily attributable to $12,515,000 expended on a project to install electronic devices on all the Company's customer meters to allow for automated meter reading (AMR.). The AMR project was begun in 2003, and is essentially complete as of the end of fiscal 2004, with total expenditures on the project of approximately $16,198,000.

FINANCING ACTIVITIES

        Other than the payment of dividends, the Company's primary financing activity during fiscal 2004 was the repayment of $22,030,000 in long-term debt and increasing its borrowing under its bank credit line by $29,700,000. The Company also received $2,613,000 in proceeds from issuance of common stock. In the second quarter of fiscal 2003, the Company began issuing new stock through its dividend reinvestment plan, 401(k) plan, and on exercise of stock options. The prior practice was to purchase shares of stock on the open market.

        In the fourth quarter of 2004, the Company renewed its credit line with its bank, increasing the committed credit line from $50,000,000 to $60,000,000. The renewed credit line expires in October 2007.

        In fiscal 2005, the Company will repay $14,000,000 in current maturities of long-term debt, beginning with $4,000,000 in October 2004. The Company expects to fund these repayments primarily through use of its bank credit lines, cash from operating activities, and long-term capital sources.

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

EFFICIENCY INITIATIVES

Automated Meter Reading

        The AMR project is discussed above under "Investing Activities". Objectives of the project include the reduction of labor cost associated with reading of customer meters and improved accuracy of meter reading. The AMR project, started in the third quarter of last year, was completed ahead of schedule. The project enabled the Company to reduce the number of meter readers from thirty-two full-time employees to three. Many of these experienced employees were redeployed to expand service and construction capabilities, displacing the use of outside contractors. The AMR project will also allow for more efficient use of service and construction personnel who acted as back-up meter-readers, and will eliminate the need to add new meter readers to keep up with customer growth.

Call Center

        The Company is in the process of implementing a customer-service call center at its present Bellingham, Washington district office location. This will consolidate in one location the customer service function, which is now spread through fifteen local offices. The new call center is expected to reduce expenses through the elimination of sixteen full time equivalent positions, and to allow for more specialization, increased efficiency, and improved service quality. The Company expects the center to be fully operational in the spring of 2005.

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

Regulatory Accounting

        The Company's accounting policies and practices are generally the same as used by unregulated companies for financial reporting under GAAP. However, Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", requires regulated companies to apply accounting treatment intended to reflect the financial impact of regulation. For example, in establishing the rates to be charged to the Company's retail customers, the WUTC and the OPUC may not allow the Company to charge its customers for recovery of certain expenses in the same period they are incurred. Instead, rates are expected to be established to recover costs that were incurred in a prior period. In this situation, following FAS No. 71 requires the Company to defer these costs and include them as regulatory assets on the balance sheet. In the subsequent period when these costs are recovered from customers, the Company then amortizes these costs as expense in the income statement, in an amount equivalent to the amounts recovered. Similarly, certain revenue items, or cost reductions may be deferred as regulatory liabilities, which are later amortized to the income statement as customer rates are reduced. In order to apply the provisions of FAS No. 71, the following conditions must apply:

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

        The Company's pension costs for these plans are affected by the amount of cash contributions to the plans, the return on plan assets, and by employee demographics, including age, compensation, and length of service. Actuarial formulas are used in the determination of pension costs and are affected by actual plan experience and assumptions of future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Changes in these assumptions may significantly affect pension costs. Changes to the provisions of the plans may also impact current and future pension costs. Changes in pension plan obligations resulting from these factors may not be immediately recognized as pension costs, but generally are recognized in future years over the remaining average service period of pension plan participants.

        The Company's funding policy is to contribute amounts equal to or greater than the minimum amounts required to be funded under the Employee Retirement Income Security Act, and not more than the maximum amounts currently deductible for income tax purposes. The Company contributed $3,843,000 in 2004 and $4,269,000 in 2003 to the pension and supplemental executive retirement plans, and expects to contribute $3,500,000 in 2005.

        The discount rate the Company selects is based on the average of the 20 year and above Aa debt rates published by Moody's. These are rates considered to be consistent with the expected term of pension benefits. In 2003 the Company reduced the discount rate from 6.75% to 6.25% in connection with remeasurement of the pension obligation at May 1, 2003, with a further reduction to 6.00% at September 30, 2003. At the September 30, 2004, the Company used a discount rate of 6.00%. A reduction in the discount rate results in increases in projected benefit obligation, pension liability, and pension costs.

        In selecting an assumed long-term rate of return on plan assets, the Company considers past performance and economic forecasts for the types of investments held by the plan. In 2004 and 2003 the Company's assumed rate of return on plan assets was 8.25%. A reduction in the assumed rate of return would result in increases in pension liability and pension costs.

Derivatives

        The Company accounts for derivative transactions according to the provisions of FAS No. 133, as amended by FAS No. 138 and by FAS No. 149. These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet and the recognition of unrealized gains and losses.

        Most of the Company's contracts for purchase and sale of natural gas qualify for the normal purchase and normal sales exception under FAS No. 133 and are not required to be recorded as derivative assets and liabilities. Accordingly, the Company recognizes revenues and expenses on an accrual basis, based on physical delivery of natural gas. The Company applies mark-to-market accounting to financial derivative contracts. Periodic changes in fair market value of derivatives associated with supplies for non-core customers are recognized in earnings. The differences in accounting for purchases and sales contracts versus financial contracts do not change the underlying economics of the transactions, but could result in increased quarterly earnings volatility. The Company applies FAS No. 71 to periodic changes in fair market value of derivatives associated with supplies for core customers and records an offset in regulatory asset and regulatory liability accounts.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has elected to recognize the impact of this subsidy retroactive to the beginning of the second quarter of fiscal 2004. Please refer to the information contained under the caption "FSP FAS No. 106-1 and 106-2", under New Accounting Standards in the Note 2 to the Consolidated Financial Statements, contained in this report.

New Accounting Standards:

        Information on new accounting standards is included in the Notes to the Consolidated Financial Statements, contained in this report.

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

        The Company's natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors. The Company's PGA mechanisms assure the recovery of prudently incurred wholesale cost of gas purchased for the core market. The Company utilizes fixed price contracts and financial derivatives to manage risk associated with wholesale costs of gas purchased for customers.

        With respect to derivative arrangements covering gas supplies for core customers, periodic changes in fair market value are recorded in regulatory asset or regulatory liability accounts, pursuant to authority granted by the WUTC and OPUC recognizing that settlements of these arrangements will be recovered through the Purchased Gas Cost Adjustment (PGA) mechanism.

        For derivative arrangements related to supplies for non-core customers, which are not covered by a PGA mechanism, periodic changes in fair market value are recognized in earnings.

FORWARD-LOOKING STATEMENTS

        Statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, among others, its ability to successfully implement internal performance goals, competition from alternative forms of energy and other sellers of energy, consolidation in the energy industry, performance issues with key natural gas suppliers, the capital-intensive nature of the Company's business, regulatory issues, including the need for adequate and timely rate relief to recover capital and operating costs and to sustain dividend levels, the weather, increasing competition brought on by deregulation initiatives at the federal and state regulatory levels, the potential loss of large volume industrial customers due to "bypass" or the shift by such customers to special competitive contracts at lower per unit margins, exposure to environmental cleanup requirements, and economic conditions, particularly in the Company's service area.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cascade Natural Gas Corporation
Seattle, Washington

        We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule contained in Item 15(a)-2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements and financial statement schedule present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Seattle, Washington
November 12, 2004

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

	Year Ended September 30,
	2004	2003	2002
Operating Revenues	$318,078	$302,755	$320,978
Less
Gas purchases	202,759	191,887	209,225
Revenue taxes	21,511	20,193	21,251

Operating Margin	93,808	90,675	90,502

Cost of Operations
Operating expenses	40,540	45,514	43,052
Depreciation and amortization	16,325	15,338	14,926
Property and miscellaneous taxes	3,696	3,532	3,361

	60,561	64,384	61,339

Income from operations	33,247	26,291	29,163

Nonoperating Expense (Income)
Interest	12,375	12,363	12,384
Interest charged to construction	(445)	(378)	(219)

	11,930	11,985	12,165
Amortization of debt issuance expense	618	696	652
Other	(162)	(227)	(197)

	12,386	12,454	12,620

Income Before Income Taxes	20,861	13,837	16,543
Income Taxes	7,559	4,733	5,781

Net Income	$13,302	$9,104	$10,762
Other Comprehensive Income (Loss):
Minimum pension liability adjustment	$1,270	$(2,619)	$(11,792)
Income tax benefit	(448)	937	4,205

Other Comprehensive Income (Loss)	$822	$(1,682)	$(7,587)

Comprehensive Income	$14,124	$7,422	$3,175

Earnings Per Common Share, Basic and Diluted	$1.19	$0.82	$0.97

Dividends Paid Per Common Share	$0.96	$0.96	$0.96

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
	(Dollars in thousands)
ASSETS
Utility Plant	$570,036	$529,807
Less accumulated depreciation	242,691	227,582

	327,345	302,225
Construction work in progress	7,229	10,078

	334,574	312,303

Other Assets
Investments in non utility property	202	202
Notes receivable, less current maturities	43	52

	245	254

Current Assets
Cash and cash equivalents	499	7,452
Accounts receivable and current maturities of notes receivable, less allowance of $1,028 and $877 for doubtful accounts	15,001	12,296
Materials, supplies, and inventories	13,268	14,737
Derivative instrument asset—energy commodity	17,983	—
Prepaid expenses and other assets	18,674	6,144
Deferred income taxes	955	755

	66,380	41,384

Deferred Charges and Other
Gas cost changes	12,288	11,584
Derivative instrument asset—energy commodity	3,952	79
Other	5,183	5,852

	21,423	17,515

	$422,622	$371,456

COMMON SHAREHOLDERS' EQUITY AND LIABILITIES
Common Shareholders' Equity
Common stock, par value $1 per share; Authorized, 15,000,000 shares Issued and outstanding, 11,268,069 and 11,131,860 shares	$11,268	$11,132
Additional paid-in capital	101,354	98,877
Accumulated other comprehensive income (loss)	(12,608)	(13,430)
Retained earnings	18,500	15,981

	118,514	112,560

Long-Term Debt	128,900	142,930

Current Liabilities
Notes payable and commercial paper	33,500	3,800
Current maturities of long-term debt	14,000	22,000
Accounts payable	12,923	10,501
Property, payroll, and excise taxes	5,287	5,387
Dividends and interest payable	7,125	7,884
Regulatory liabilities	17,209	—
Other current liabilities	8,972	6,431

	99,016	56,003

Deferred Credits and Other Non-current Liabilities
Income taxes	37,089	23,292
Investment tax credits	1,303	1,479
Retirement plan obligations	20,780	23,677
Regulatory liabilities	10,515	4,422
Other	6,505	7,093

	76,192	59,963

Commitments and Contingencies (Note 11)	—	—

	$422,622	$371,456

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital		Retained Earnings
	Shares	Par Value
	(Dollars in thousands except per share data)
Balance, September 30, 2001	11,045,095	$11,045	$97,380	$(4,161)	$17,369
Cash dividends:
Common stock, $.96 per share					(10,603)
Other comprehensive income (loss)				(7,587)
Exercise of stock options			(20)		(4)
Net Income					10,762

Balance, September 30, 2002	11,045,095	$11,045	$97,360	$(11,748)	$17,524

Cash dividends:
Common stock, $.96 per share					(10,647)
Other comprehensive income (loss)				(1,682)
Issuance of common stock	86,765	87	1,517
Net Income					9,104

Balance, September 30, 2003	11,131,860	$11,132	$98,877	$(13,430)	$15,981

Cash dividends:
Common stock, $.96 per share					(10,783)
Other comprehensive income (loss)				822
Issuance of common stock	136,209	136	2,477
Net Income					13,302

Balance, September 30, 2004	11,268,069	$11,268	$101,354	$(12,608)	$18,500

The accompanying notes are an integral part of these financial statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Operating Activities
Net Income	$13,302	$9,104	$10,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,325	15,338	14,926
Deferrals of gas cost changes	(7,001)	1,336	1,804
Amortization of gas cost changes	6,296	5,868	8,270
Other deferrals and amortizations	1,099	6,032	(2,559)
Deferred income taxes and tax credits—net	12,972	2,804	3,541
Change in current assets and liabilities	(10,427)	(3,782)	(740)

Net cash provided by operating activities	32,566	36,700	36,004

Investing Activities
Capital expenditures	(39,465)	(28,551)	(21,117)
Customer contributions in aid of construction	446	858	383
Other	—	—	183

Net cash used by investing activities	(39,019)	(27,693)	(20,551)

Financing Activities
Proceeds from long-term debt, net	—	—	38,510
Repayment of long-term debt	(22,030)	—	(70)
Changes in notes payable and commercial paper, net	29,700	3,800	(40,000)
Proceeds from issuance of common stock	2,613	1,604	—
Dividends paid	(10,783)	(10,647)	(10,603)
Other	—	—	(24)

Net cash used by financing activities	(500)	(5,243)	(12,187)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,953)	3,764	3,266
Cash and Cash Equivalents
Beginning of year	7,452	3,688	422

End of year	$499	$7,452	$3,688

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

        As of September 30, 2004, the Company had approximately 214,000 billed core customers and 189 non-core customers. Core customers are principally residential and small commercial and industrial customers who take traditional "bundled" natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation. Sales to core customers account for approximately 23% of gas deliveries and 69% of operating margin. The Company's sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season. A warm winter season will tend to reduce gas consumption. Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.

        Non-core customers are generally large industrial, electric generation, and institutional customers who have chosen "unbundled" service, meaning that they select from among several supply and upstream pipeline transportation options, independent of the Company's distribution service. The Company's margin from non-core customers is derived primarily from this distribution service, as well as gas management services. The principal industrial activities of its customers include the generation of electricity, processing of food, processing of forest products, production of chemicals, and refining of crude oil.

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

        Principles of consolidation:    The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly owned subsidiaries: Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC Resources, Inc.All intercompany transactions are eliminated in consolidation.

        Reclassifications:    Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in 2004 and 2003.

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

        The Company periodically reviews items, such as its franchises and easements, which may give rise to asset retirement obligations (ARO). Based on these reviews the Company has concluded it has no ARO's.

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

        Cash and cash equivalents:    For purposes of reporting cash flows, the Company accounts for all liquid investments, with a purchased maturity of three months or less, as cash equivalents. The following provides additional information to the Consolidated Statements of Cash Flows:

	2004	2003	2002
	(Dollars in thousands)
Changes in current assets and current liabilities:
Accounts and notes receivable	$(2,696)	$2,327	$4,318
Income taxes	(12,026)	1,156	(4,031)
Inventories	1,468	(180)	(5,686)
Prepaid expenses and other assets	(504)	108	12
Accounts payable and accrued expenses	3,967	(7,192)	4,647
Other	(636)	(1)	—

Net change in current assets and current liabilities	$(10,427)	$(3,782)	$(740)

Cash payments:
Interest (net of amounts capitalized)	$12,839	$12,288	$11,074
Income taxes	$4,610	$—	$6,938

        Materials, supplies and inventories:    Materials and supplies for construction, operations, and maintenance, and inventories of natural gas are recorded at cost.

        Regulatory accounts:    The Company follows Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement provides for the deferral of certain costs and benefits that would otherwise be recognized in revenue or expense, if it is probable that future rates will result in recovery from customers or refund to customers of such amounts.

        Regulatory assets (liabilities) at September 30, 2004 and 2003 include the following:

	2004	2003
	(dollars in thousands)
Non-current Assets
Gas cost changes	$12,288	$11,584
Unamortized loss on reacquired debt	1,887	2,379
Other	541	354
Current Liabilities
Gas supply hedging	(17,209)	—
Non-current Liabilities
Deferred income taxes	(5,971)	(3,967)
Gas supply hedging	(3,941)	—
Other, net	(603)	(455)

Net	$(13,008)	$9,895

        Under Non-current Assets, Unamortized loss on reacquired debt and Other are included on the Consolidated Balance Sheets in "Other Deferred Charges".

        Revenue recognition:    The Company recognizes operating revenues based on deliveries of gas to customers. This includes estimated revenues for gas delivered but not billed to residential and commercial customers from the latest meter reading date to the end of the accounting period.

        Allowance for doubtful accounts:    With respect to its residential and commercial customer accounts, the Company establishes an allowance for doubtful accounts based on historical trends and ratios of write-offs to revenues. With respect to industrial customer accounts which are generally significantly larger than residential and commercial, a specific allowance is established for accounts determined to be at risk of collection.

        Leases:    The Company leases a portion of its vehicle fleet. These leases are classified as operating leases. The Company's primary obligation under these leases is for a twelve-month period, with options to extend the lease thereafter. Commitments beyond one year are not material. Rent expense under operating leases totaled $776,000, $835,000, and $813,000 for fiscal years ended September 30, 2004, 2003, and 2002, respectively.

        Federal income taxes:    Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are measured based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using current tax rates. The Company normalizes temporary differences between book income and taxable income, with the exception of depreciation differences on assets placed in service prior to 1981, consistent with the policies of the WUTC and OPUC. With respect to utility plant placed in service after 1980, the Company calculates its deferred income tax provision to conform to the Federal normalization requirements, as approved by the WUTC and OPUC.

        Investment tax credits:    Investment tax credits were deferred and are amortized over the remaining life of the properties that gave rise to the credits.

        Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC. Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, values of derivative instruments, unbilled revenue, and in the determination of depreciable lives of utility plant.

        Stock-based compensation:    Compensation cost for stock options is measured as the excess of the market price of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" rather than using the fair-value-based method prescribed under FAS No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure requirements of FAS No. 123. See Note 6 for more information about the Company's stock-based compensation plan. Had compensation expense been determined in accordance with FAS No. 123, the Company's net income and earnings per share would have been as follows:

	2004	2003	2002
	(in thousands except per-share data)
Net Income
As reported	$13,302	$9,104	$10,762
Less total stock-based employee compensation expense determined under the fair value method, net of tax	53	110	129

Pro forma net income	$13,249	$8,994	$10,633

Earnings per share, basic and diluted
As reported	$1.19	$0.82	$0.97
Pro forma	$1.18	$0.81	$0.96

        Comprehensive income (loss):    Comprehensive income for the fiscal years ended September 30, 2004, 2003 and 2002, included Other Comprehensive Income (Loss) of $822,000, ($1,682,000) and ($7,587,000), net of income tax. The charges are related to minimum pension liability adjustments. See Note 10 for more information.

        Segment reporting:    Management views the Company as operating as a single segment, that of a local distribution company in the Pacific Northwest. Therefore, the financial statements do not include disclosure of segment information.

        Derivatives:    The Company records derivative transactions according to the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and by FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company's balance sheet. Changes during a period in the fair value of a derivative instrument are required to be included in earnings or other comprehensive income for the period.

        The Company's contracts for purchase and sale of natural gas generally qualify for the normal purchase and normal sales exceptions under FAS No. 133. Accordingly, the Company recognizes revenues and expenses on an accrual basis, based on physical delivery of natural gas. The Company applies mark-to-market accounting to financial derivative arrangements.

        With respect to derivative arrangements covering gas supplies for core customers, periodic changes in fair market value are recorded in regulatory asset or regulatory liability accounts, pursuant to authority granted by the WUTC and OPUC recognizing that settlements of these arrangements will be recovered through the Purchased Gas Cost Adjustment (PGA) mechanism.

        For derivative arrangements related to supplies for non-core customers, which are not covered by a PGA mechanism, periodic changes in fair market value are recognized in earnings.

New Accounting Standards:

        FAS No. 132 (revised 2003):    In December 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires expanded disclosures with respect to pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. However, this statement does not change the measurement and recognition provisions of previous FASB statements related to pensions and other postretirement benefits. The Company was required to adopt this statement during the quarter ended March 31, 2004. The adoption of this statement did not have any effect on the Company's results of operations, cash flows, or balance sheet. The expanded disclosures required by this statement are included in Note 10.

        FSP FAS Nos. 106-1 and 106-2:    In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. FAS 106-1 provided guidance permitting a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). At that time the Company made such an election. The Act, signed into law by President Bush on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        In May 2004, the FASB issued FSP FAS No. 106-2, superseding FSP No. FAS 106-1. This standard applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.

        This FSP was effective for the first interim or annual period beginning after June 15, 2004, with earlier adoption permitted. The Company has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and elected to remeasure its postretirement medical expense for fiscal year 2004, with a remeasurement date of December 31, 2003. The result of the remeasurement is a reduction of retiree medical expense of $315,000. Further information regarding postretirement medical benefits is included in Note 10.

Note 3—Earnings per Share

        The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128.

	2004	2003	2002
	(in thousands except per share data)
Net Income	$13,302	$9,104	$10,762
Weighted average shares outstanding	11,209	11,075	11,045
Plus: Issued on assumed exercise of stock options	13	16	19

Weighted average shares outstanding assuming dilution	11,222	11,091	11,064

Earnings per common share, basic	$1.19	$0.82	$0.97

Earnings per common share, diluted	$1.19	$0.82	$0.97

        The only dilutive securities are the stock options described in Note 6.

Note 4—Utility Plant

        Utility plant at September 30, 2004 and 2003 consists of the following components:

	2004	2003
	(dollars in thousands)
Distribution plant	$505,232	$470,550
Transmission plant	14,693	14,693
General plant	45,840	40,345
Intangible plant	212	212
Nondepreciable plant	4,059	4,007

	$570,036	$529,807

Note 5—Common Stock

        At September 30, 2004, shares of common stock are reserved for issuance as follows:

Number of shares
Employee Savings Plan and Retirement Trust (401(k) plan)	198,344
Dividend Reinvestment Plan	235,405
Director Stock Award Plan	32,612
Stock Incentive Plan (Note 6)	396,930

863,291

        The price of shares issued to the above plans is determined by the market price of shares on the day of, or immediately preceding the issuance date.

Note 6—Stock-Based Compensation Plan

        Under the Company's stock incentive plan, officers and other key management employees may be granted options to purchase stock. The grants vest 1/3 per year over three years. Options granted in 1999, 2000, and 2001 expire five years after the grant date. Options granted in 2002 expire ten years from the grant date. No options were granted in 2003 or 2004. The weighted average remaining life of options outstanding at September 30, 2004 is 3.8 years.

        The following table summarizes the grants under option at September 30:

	2004		2003		2002
	Wtd. Avg. Exercise Price	No. Shares Under Option	Wtd. Avg. Exercise Price	No. Shares Under Option	Wtd. Avg. Exercise Price	No. Shares Under Option
Balance at October 1	$18.15	182,030	$18.04	192,430	$16.81	142,966
Options granted	N/A	—	N/A	—	$20.84	63,000
Options cancelled		(7,999)		(3,600)		(7,166)
Options exercised		(49,633)		(6,800)	$16.62	(6,370)

Balance at September 30	$18.69	124,398	$18.15	182,030	$18.04	192,430

Exercisable at September 30	$18.34	107,405	$17.24	124,753	$16.39	79,989

Weighted average fair value of options granted during the fiscal year	N/A		N/A		$2.51

        The fair value was estimated at the date of the grants using a Black-Scholes option pricing model using the following assumptions for options granted in 2002:

Dividend yield	4.61%
Expected volatility	17%
Expected life	7.5 years
Risk-Free interest rate	4.09%

Note 7—Notes Payable and Commercial Paper

        The Company's short-term borrowing needs are met with a three-year $60,000,000 revolving credit agreement with one of its banks. This agreement has a variable commitment fee and a term that expires in October 2007.

	September 30
	2004	2003	2002
	(dollars in thousands)
Amount outstanding at September 30	$33,500	$3,800	$—
Average daily balance outstanding	$4,511	$449	$7,973
Average interest rate, excluding commitment fee	2.29%	2.54%	3.01%
Maximum month end amount outstanding	$33,500	$6,250	$46,000

        Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters. As of September 30, 2004, the Company is in compliance with all restrictive covenants of its debt agreements.

Note 8—Long-Term Debt

        Long-term debt and current maturities of long-term debt at September 30, 2004 and 2003 consists of the following:

	2004	2003
	(dollars in thousands)
Medium-term notes:
7.18% due Oct. 2004	$—	$4,000
8.38% due Jan. 2005	—	5,000
8.35% due Jul. 2005	—	5,000
8.50% due Oct. 2006	8,000	8,000
8.06% due Sep. 2012	14,000	14,000
8.10% due Oct. 2012	5,000	5,000
8.11% due Oct. 2012	3,000	3,000
7.95% due Feb. 2013	4,000	4,000
8.01% due Feb. 2013	10,000	10,000
7.95% due Feb. 2013	10,000	10,000
7.48% due Sep. 2027	20,000	20,000
7.098% due Mar. 2029	15,000	15,000
7.50% Thirty-year notes due November 2031	39,900	39,930

Total long-term debt	$128,900	$142,930

Current Maturities of Long-Term Debt
Medium-term notes:
7.18% due Oct. 2004	$4,000	$—
8.38% due Jan. 2005	5,000	—
8.35% due Jul. 2005	5,000	—
7.32% due August 2004	—	22,000

Total current maturities	$14,000	$22,000

        None of the long-term debt includes sinking fund requirements. Annual obligations for redemption of long-term debt and current maturities are as follows: $14,000,000 in fiscal year 2005, none in fiscal year 2006, $8,000,000 in fiscal year 2007, none in fiscal years 2008 and 2009, and $120,900,000 thereafter.

        There are $103 million Medium-Term Notes (MTN's), including current maturities, outstanding as of September 30, 2004. The $39,900,000 Thirty-Year Notes were issued under a 2001 shelf registration providing ability to issue up to $150 million long-term debt and equity securities. As of September 30, 2004, that registration statement has $110,000,000 available for issuance.

Note 9—Income Taxes

        The provision for income tax expense consists of the following:

	2004	2003	2002
	(dollars in thousands)
Current tax expense	$(7,416)	$270	$2,850
Deferred tax expense	15,151	4,652	3,137
Amortization of deferred investment tax credits	(176)	(189)	(206)

Total income tax expense	$7,559	$4,733	$5,781

        A deferred income tax charge (benefit) associated with accruals of minimum pension liability is included in Other Comprehensive Income (OCI) for each year ended September 30, as follows: $448,000 in 2004, ($937,000) in 2003, and ($4,205,000) in 2002. See Note 10 for more information on OCI.

        A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

	2004	2003	2002
	(dollars in thousands)
Statutory federal income tax rate	35%	35%	35%
Income tax calculated at statutory federal rate	$7,301	$4,843	$5,790
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	60	109	130
Non-normalized depreciation differences	364	305	355
Amortization of investment tax credits	(176)	(189)	(206)
Other	10	(335)	(288)

	$7,559	$4,733	$5,781

Effective tax rate	36.2%	34.2%	34.9%

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

        Deferred tax assets and liabilities are calculated under FAS No. 109, "Accounting for Income Taxes". FAS No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate-making purposes. Because of prior and expected future rate-making treatment of temporary differences for which flow-through accounting has been utilized, a regulatory liability for income taxes payable through future rates related to those temporary differences has been established. At September 30, 2004, the balance of this regulatory liability is $5,936,000.

        In the fourth quarter of 2004, the Company received Internal Revenue Service approval of an application to change the method of accounting for deferred gas costs for purposes of calculating current federal income taxes. As a result the Company will be able to deduct on its federal tax returns amounts included in deferred gas cost charges. This change is effective retroactive to the tax return for fiscal year 2001, and the Company is preparing amended tax returns for its fiscal years 2001 and 2002. Accordingly the Company has accrued an estimated refund of federal and state income taxes for those years of $7.5 million. These refunds represent temporary differences between book and taxable income, and deferred income taxes have been accrued, so that there is no impact on net income resulting from this change. As deferred gas cost charges are amortized in future years, the Company's income tax liability and cash payments for income taxes will increase accordingly.

        The tax effects of significant items comprising the Company's deferred income tax accounts at September 30, 2004 and 2003 are as follows:

	2004	2003
	(dollars in thousands)
Current Amount:
Deferred assets:
Allowance for doubtful accounts	$421	$365
Accrued liabilities	520	360
Other	14	30

	$955	$755

Non-current Amounts:
Deferred tax liabilities:
Basis differences on net fixed assets	$39,395	$31,854
Deferred gas costs	5,190	—
Debt refinancing costs	676	851
Retirement benefit obligations	1,388	941
Other	235	—

	46,884	33,646

Deferred tax assets:
Retirement benefit obligations	2,582	2,658
Other comprehensive income	7,036	7,484
Other	177	212

	9,795	10,354

Net non-current deferred tax liability	$37,089	$23,292

Note 10—Retirement Plans

        The Company has a noncontributory defined benefit pension plan that covers substantially all employees over 21 years of age with one year of service. Under a plan amendment effective October 1, 2003 non-bargaining-unit employees no longer accrue benefits under the plan. Benefits accrued as of that point were frozen for those employees. Employees covered by a bargaining agreement accrue benefits based on a formula that includes credited years of service and the employee's annual compensation.

        The Company has also provided executive officers with supplemental retirement, death, and disability benefits. This plan was also frozen September 30, 2003. Under the plan, vesting occurred on a stepped basis, with full vesting at age 55 and completing either five years of participation under the plan or seventeen years of employment with the Company, upon death, or upon a change in control. The plan supplemented the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits would be equal to 70% of the executive's highest salary during any of the five years preceding retirement. The plan also provides a death benefit equivalent to ten years of vested benefits.

        The Company has an Employee Savings Plan and Retirement Trust (401(k) plan). All employees 21 years of age or older with one full year of service are eligible to enroll in the plan. Under the terms of the plan, the Company matches contributions based on a percentage of each employee's contribution up to 6% of the employee's compensation, as defined. Effective July 1, 2003, the Company's matching contribution percentage was reduced from 75% to 50% with respect to non-bargaining-unit employees.

The rate remains at 75% for bargaining-unit employees. The Company recognized costs for matching contributions of $728,000, $782,000, and $755,000, for 2004, 2003 and 2002, respectively.

        In addition to the existing match of non-bargaining-unit employee contributions, the Company contributes 4% of eligible salaries, and a 1% to 4% transition contribution, to employee retirement accounts. The Company recognized $973,000 in additional fiscal 2004 401(k) costs for the two new contributions to this plan. Additionally there will be annually determined "profit- sharing" contributions based on the Company achieving established targets. There was no profit sharing contribution for 2004. The retirement plans remain unchanged for bargaining-unit employees until the existing agreement expires in 2006.

        The Company's health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents. Changes to this plan, announced in 2003, provide for the addition of participant contributions that began January 1, 2004.

        The following tables set forth the pension and health care plan disclosures. The amounts shown in the tables under Pension Benefits represent the aggregate amounts of the employee pension plan and the executive supplemental retirement plan. Amounts shown under Other Benefits represent the retiree medical plan. The measurement date of plan assets and obligations is as of September 30 for each year presented.

Components of net periodic benefit cost

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$768	$1,522	$1,569	$160	$534	$522
Interest cost	3,728	3,745	3,630	1,270	2,182	2,153
Expected return on plan assets	(3,913)	(3,738)	(3,927)	(853)	(731)	(721)
Amortization of transition obligation	—	58	100	—	657	657
Amortization of prior service cost	229	365	499	(1,319)	(375)	(72)
Recognized net actuarial loss / (gain)	1,397	1,160	24	961	1,205	298

Net periodic benefit cost	$2,209	$3,112	$1,895	$219	$3,472	$2,837
Curtailment loss recognized	—	1,451	—	—	—	—

Total benefit cost	$2,209	$4,563	$1,895	$219	$3,472	$2,837

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(dollars in thousands)
Change in benefit obligations
Projected benefit obligation at beginning of year	$63,371	$56,885	$25,011	$35,820
Service Cost	768	1,522	160	534
Interest Cost	3,728	3,745	1,270	2,182
Plan participants' contributions	—	—	56	—
Amendments	—	—	(1,216)	(14,742)
Curtailments	—	(2,566)	—	—
Benefits paid	(2,645)	(2,397)	(1,106)	(1,130)
Changes in assumptions	—	5,955	—	—
Actuarial (gain)/loss	301	227	(5,215)	2,347

Projected benefit obligation at end of year	$65,523	$63,371	$18,960	$25,011

Change in Plan Assets
Fair value of plan assets at beginning of year	$45,723	$37,898	$10,383	$9,245
Actual return on plan assets	4,411	5,953	1,234	1,428
Employer contributions	3,843	4,269	368	840
Plan participants' contributions	—	—	56	—
Benefits Paid	(2,645)	(2,397)	(1,106)	(1,130)

Fair value of plan assets at end of year	$51,332	$45,723	$10,935	$10,383

Funded Status	$(14,191)	$(17,648)	$(8,025)	$(14,628)
Unrecognized prior service cost	827	1,056	(8,940)	(15,121)
Unrecognized net (gain)/loss	23,345	24,940	10,187	16,745
Unrecognized transition obligation/(asset)	—	—	—	6,077

Net amount recognized	$9,981	$8,348	$(6,778)	$(6,927)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$3,507	$3,120	$—	$—
Accrued pension (liability)	(13,997)	(16,743)	(6,778)	(6,927)
Intangible asset	827	1,056	—	—
Accumulated other comprehensive (income) loss	19,644	20,914	—	—

Net amount recognized	$9,981	$8,347	$(6,778)	$(6,927)

Accumulated Benefit Obligation	$63,512	$61,220

        For the fiscal year ending September 30, 2005, the Company expects to contribute $3,500,000 to the employee pension plan, none to the supplemental executive retirement plan and $375,000 to the retiree medical plan.

        Expected pension benefit payments for the next five fiscal years, 2005 through 2009, are $2,945,000, $3,167,000, $3,389,000, $3,602,000, and $3,828,000. For the ensuing five years, pension benefit payments are expected to total $22,167,000. Other postretirement benefit payments for those years are expected to be $1,215,000, $1,141,000, $1,158,000, $1,210,000, and $1,286,000. Other postretirement benefit payments for the ensuing five years are expected to total $7,191,000.

	Discount Rate		Average Compensation Increase		Expected Return on Plan Assets
	2004	2003	2004	2003	2004	2003
Weighted Average Assumptions
Pension plan	6.00%	6.00%	3.50%	3.50%	8.25%	8.25%
Supplemental executive retirement plan	6.00%	6.00%	N/A	3.50%	8.25%	8.25%
Postretirement medical benefit plan	6.00%	6.00%	N/A	N/A	8.25%	8.25%

Assumed Health Care Cost Trend Rates

	2004	2003
Medical and Medicare
Initial rate	7%	8%
Trends down to 5.5% ultimate rate by 2008
Prescription Drugs
Initial rate	12%	13%
Trends down to 5.5% ultimate rate by 2014

        A one percent change in the assumed health care cost trend rate would have the following effects as of September 30, 2004:

	One Percentage Point
	Increase	Decrease
	(thousands)
Effect on service and interest cost for year ended September 30, 2004	$184	$(155)
Effect on accumulated postretirement benefit obligation as of September 30, 2004	$2,109	$(1,806)

        The following information regarding asset allocation, development of expected rate of return on plan assets, and investment strategy is presented separately for each of the three plans.

Employee Pension Plan

Investment Policy Summary

        The fundamental investment objective of the Employee Pension Plan (the Plan) is to provide a rate of return sufficient to fund the retirement benefits under the plan at a reasonable cost to the plan sponsor, Cascade Natural Gas Corporation. At a minimum, the rate of return should equal or exceed the discount rate assumed by the plan's actuaries in projecting the funding cost of the plan under applicable ERISA standards. To do so, the Company's Pension Committee (the Committee) may appoint one or more investment managers to invest all or portions of the assets of the Plan (collectively referred to as the "Fund") in accordance with specific investment guidelines, objectives, standards, and benchmarks.

        Because the Committee expects the Fund's investment income, when combined with anticipated contributions by the Company, to exceed the sum of benefit payments and expenses over the next several years, the Committee intends that the Fund be managed to achieve long-term returns, with only a small percentage of the Fund invested in cash.

        The Fund shall be divided into the following segments with the following weightings:

	Target	Minimum	Maximum
Equity Securities	65%	25%	75%
Fixed Income Securities	25%	10%	40%
Other	10%	0%	45%

Asset Allocation

        The asset allocation at September 30, 2004, and 2003, by major asset category is as follows:

	Plan Assets at September 30
Asset Category
	2004	2003
Equity Securities	72%	75%
Fixed Income Securities	24%	22%
Other	4%	3%
Total	100%	100%

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historical experience and consultation with our actuarial consultants. The current 8.25% assumption compares favorably to the 10-year historical weighted average compound return of 8.67% actually achieved by the Plan assets.

Additional year-end information for plans with accumulated benefit obligation in excess of plan assets:

        The amounts listed in the following table apply only to the employee retirement plan. This plan has an accumulated benefit obligation in excess of plan assets, resulting in the amounts shown in the table.

	Employee Pension Plan
	2004	2003
Projected benefit obligation	$59,308	$57,160
Accumulated benefit obligation	57,298	55,009
Fair value of assets	43,300	38,267
Other comprehensive (income) loss	19,644	20,914
(Increase) / decrease in intangible asset	229	1,542
Increase (decrease) in accrued pension cost	(1,499)	1,077

Supplemental Executive Retirement Plan (SERP)

Investment Policy Summary

        SERP assets are in insurance policies and managed investments. The value of insurance policies at September 30, 2004 was $5,169,000 and at September 30, 2003 was $4,715,000. The managed assets are divided into the following segments with the following weightings:

	Target	Minimum	Maximum
Equity Securities	65%	25%	75%
Fixed Income Securities	25%	10%	40%
Other	10%	0%	45%

Asset Allocation

        The allocation of managed assets at September 30, 2004, and 2003, by major asset category is as follows:

	Plan Assets at September 30
Asset Category
	2004	2003
Equity Securities	64%	56%
Fixed Income Securities	23%	38%
Other	13%	6%
Total	100%	100%

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historic experience with the investment manager and consultation with our actuarial consultants. The investment manager has managed SERP assets for less than 10 years and over that period the weighted average compound return was 7.08%. For medical plan assets, managed by the same investment manager, the 10 year weighted average compound return was 8.32%. The 8.25% assumption compares favorably to the 10-year historical weighted average compound return of 8.32% actually achieved by the investment manager.

Retiree Medical Plans

Investment Policy Summary

        The fundamental investment objective of the Trusts (voluntary employee benefit associations within the meaning of Section 501(c)(9) of the Internal Revenue Code) is to provide assets sufficient to fund medical benefits under the Company's medical plan at a reasonable cost to the plan sponsor, Cascade Natural Gas Corporation. The Company will appoint a qualified actuary to determine the benefit obligation under the medical plan (including post-retirement benefits) and the necessary funding to meet those obligations. In performing this analysis, the actuary will use appropriate actuarial methods for medical benefits and comply with existing financial accounting standards.

	Target	Minimum	Maximum
Equity Securities	65%	25%	75%
Fixed Income Securities	25%	10%	40%
Other	10%	0%	45%

Asset Allocation

        The asset allocation at September 30, 2004, and 2003, by major asset category is as follows:

	Plan Assets at September 30
Asset Category
	2004	2003
Equity Securities	65%	56%
Fixed Income Securities	24%	39%
Other	11%	5%
Total	100%	100%

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historic experience and consultation with our actuarial consultants. The 8.25% assumption compares favorably to the 10-year historical weighted average compound return of 8.32% actually achieved by the Plan assets.

Note 11—Commitments and Contingencies

Gas Service Contracts

        The Company has entered into various long-term contracts for natural gas supply, transportation, storage, and peaking services. These contracts are intended to provide adequate supplies of gas for service to core customers and to meet obligations under long-term non-core customer agreements, and to provide that adequate capacity is available on interstate pipelines for the delivery of these supplies. These contracts have maturities ranging up to 25 years, and generally provide for monthly and annual fixed demand charges and minimum purchase obligations.

        The Company's minimum obligations under these contracts are set forth in the following table. The amounts are based on hedged prices, as applicable, current contract price terms and estimated commodity prices on un-hedged supplies, which are subject to market fluctuations:

Fiscal Year Ending September 30	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(dollars in thousands)
2005	$139,378	$28,571	$4,796	$172,745
2006	113,500	28,571	4,796	146,867
2007	127,794	27,864	4,796	160,454
2008	143,096	27,864	4,796	175,756
2009	91,029	27,864	4,796	123,689
Thereafter	4,358	266,283	4,796	275,437

	$619,155	$407,017	$28,776	$1,054,948

        Purchases under these contracts for fiscal 2004, 2003, and 2002 were as follows:

	Firm Gas Supply	Interstate Pipeline Transportation	Storage and Peaking Service	Total
	(dollars in thousands)
2004	$195,445	$32,114	$2,609	$230,168
2003	$159,028	$26,450	$2,140	$187,618
2002	$141,093	$25,210	$2,140	$168,443

Financial Derivatives

        To mitigate market risk and provide assurance of stable prices for its customers, the Company has entered into a number of hedging arrangements related to its gas supply contracts. The hedging arrangements are primarily in the form of financial swaps to fix the price of supplies. Under the terms of the swap arrangements the Company will either pay or receive settlement payments based on the difference between a fixed strike price and the monthly index price applicable to each contract. The total quantities subject to hedging arrangements are 20,769,000 MMBTU's in 2005, 11,175,000 MMBTU's in 2006, 5,221,000 MMBTU's in 2007, and 194,000 MMBTU's in 2008. The mark-to-market value of these hedges as of September 30, 2004 and 2003 are included in the balance sheet as follows:

	2004	2003
Derivative instrument asset—energy commodity (current)	$17,983	$—
Derivative instrument asset—energy commodity (non-current)	3,952	79
Other current liabilities	(138)	—
Other non-current liabilities	(40)	(268)

Net	$21,757	$(189)

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

Litigation and Other Contingencies

        Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company's business. Except for the claims described under Environmental Matters above, there are no other claims now pending that, in the opinion of management, are expected to have a material effect on the Company's financial position, results of operations, or liquidity.

Note 12—Fair Value of Financial Instruments

        The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 2004 and 2003, of financial instruments whose values are sensitive to market conditions are set forth in the following table:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Long-term debt	$128,900	$151,795	$142,930	$166,137
Current maturities of long-term debt	$14,000	$14,168	$22,000	$22,955

Note 13—Interim Results of Operations (unaudited)

	Quarter Ended
	Sep 30 2004	Jun 30 2004	Mar 31 2004	Dec 31 2003
	(thousands except per share data)
Operating revenues	$41,663	$52,077	$119,454	$104,884
Gas costs and revenue taxes	27,327	35,440	87,312	74,191

Operating margin	14,336	16,637	32,142	30,693
Cost of operations	15,276	14,696	15,460	15,129

Income (loss) from operations	(940)	1,941	16,682	15,564
Interest and other, net	3,050	3,099	3,121	3,116

Income (loss) before income taxes	(3,990)	(1,158)	13,561	12,448
Income taxes	(1,384)	(492)	4,892	4,543

Net income (loss)	$(2,606)	$(666)	$8,669	$7,905
Other comprehensive income (loss)	822	—	—	—

Comprehensive Income (loss)	$(1,784)	$(666)	$8,669	$7,905

Earnings (loss) per common share
Basic	$(0.23)	$(0.06)	$0.77	$0.71

Diluted	$(0.23)	$(0.06)	$0.77	$0.71

	Quarter Ended
	Sep 30 2003	Jun 30 2003	Mar 31 2003	Dec 31 2002
Operating revenues	$39,180	$53,793	$109,286	$100,496
Gas costs and revenue taxes	24,989	36,465	79,639	70,987

Operating margin	14,191	17,328	29,647	29,509
Cost of operations	15,597	17,249	15,749	15,789

Income (loss) from operations	(1,406)	79	13,898	13,720
Interest and other, net	2,946	3,197	3,112	3,199

Income (loss) before income taxes	(4,352)	(3,118)	10,786	10,521
Income taxes	(1,906)	(1,138)	3,937	3,840

Net income (loss)	$(2,446)	$(1,980)	$6,849	$6,681
Other comprehensive income (loss)	(1,682)	—	—	—

Comprehensive Income (loss)	$(4,128)	$(1,980)	$6,849	$6,681

Earnings (loss) per common share
Basic	$(0.22)	$(0.18)	$0.62	$0.61

Diluted	$(0.22)	$(0.18)	$0.62	$0.60

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        The Company maintains controls and procedures designed to provide reasonable assurance that required disclosure information in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the year covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were effective.

        In response to the changes in the filing requirements for Current Reports on Form 8-K effective August 23, 2004, the Company implemented additional controls and procedures designed to provide reasonable assurance that required disclosures under such new requirements will be made in a timely manner. We did not make any other changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Subsequent to the end of the period covered by this report, we identified two material contracts for which we determined reports on Form 8-K had not been filed within the required four business days. The Company has since filed the required reports, and has adopted additional procedures to correct these deficiencies.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Reference is made to the information regarding directors under the caption "Election of Directors" and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement sent to shareholders for the 2005 Annual Meeting (the 2005 Proxy Statement), which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption "Executive Officers of the Registrant."

        The Registrant has adopted codes of ethics for directors, officers (including the principal executive officer, principal financial officer and principal accounting officer), and employees. These codes of ethics are available on the Registrant's website at www.cngc.com. Any changes to or waivers from the codes of ethics will be posted to the Registrant's website as well.

Item 11. Executive Compensation

        Reference is made to the information regarding executive compensation set forth in the 2005 Proxy Statement under "Executive Compensation", "Retirement Plan", "Executive Supplemental Retirement Income Plan", "Employment Agreements", "Supplemental Benefit Trust", "Director Compensation", and under "Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement (excluding the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance"), which information is incorporated herein by reference.

        The following table sets forth information as of September 30, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	124,398	$18.69	305,144
Equity compensation plans not approved by security holders	None	None	None
Total	124,398	$18.69	305,144

Item 13. Certain Relationships and Related Transactions

        Reference is made to the information regarding certain relationships and transactions under the caption "Compensation Committee Interlocks and Insider Participation" in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

        Reference is made to the information regarding fees paid to, and services provided by the registrant's principal accountant under the caption Independent Public Auditors in the 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements:
Consolidated Statements of Income and Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Common Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

SCHEDULE II

CASCADE NATURAL GAS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended:
September 30, 2002	$904	1,250		1,028	$1,126
September 30, 2003	$1,126	701		950	$877
September 30, 2004	$877	970		819	$1,028
Reserve—Notes Receivable
September 30, 2002	$643	(155)		388	$100
September 30, 2003	$100	100		57	$143
September 30, 2004	$143	5		—	$148

Note: Accounts written off, net of recoveries

3. Exhibits. Reference is made to the index to exhibits following the signature page of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.
(b)	Reports on Form 8-K:

        On July 28, 2004, the Company furnished a Report on Form 8-K dated July 27, 2004, to provide the information contained in its July 27 release of third quarter fiscal 2004 earnings.

        On September 3, 2004, the Company furnished a Report on Form 8-K dated September 2, 2004, to report a temporary suspension of trading under registrant's employee benefit plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION
November 29, 2004 Date	By:	/s/ J. D. WESSLING J. D. Wessling Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. BRIAN MATSUYAMA W. Brian Matsuyama	Vice Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 29, 2004 Date
/s/ J. D. WESSLING J. D. Wessling	Chief Financial Officer (Principal Financial Officer)	November 29, 2004 Date
/s/ JAMES E. HAUG James E. Haug	Controller (Principal Accounting Officer)	November 29, 2004 Date
/s/ LARRY L. PINNT Larry L. Pinnt	Chairman of the Board of Directors	November 29, 2004 Date
/s/ SCOTT M. BOGGS Scott M. Boggs	Director	November 29, 2004 Date
/s/ PIRKKO H. BORLAND Pirkko H. Borland	Director	November 29, 2004 Date
/s/ CARL BURNHAM, JR. Carl Burnham, Jr.	Director	November 29, 2004 Date
/s/ THOMAS E. CRONIN Thomas E. Cronin	Director	November 29, 2004 Date
/s/ DAVID A. EDERER David A. Ederer	Director	November 29, 2004 Date
/s/ BROOKS G. RAGEN Brooks G. Ragen	Director	November 29, 2004 Date
/s/ DOUGLAS G. THOMAS Douglas G. Thomas	Director	November 29, 2004 Date

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed July 19, 1996.
3.2	Restated Bylaws of the Registrant.
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
10.5
Transaction Confirmation, dated May 18, 2004, between Enserco Energy Inc. and the Registrant, to the Base Contract for Sale and Purchase of Natural Gas dated September 12, 2002 between Enserco and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
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

10.8
Natural Gas Transaction Confirmation (GTC) dated November 21, 2001, and executed on April 3, 2002, between Engage Energy Canada, L.P., and the Registrant, covering the period November 1, 2003 to November 1, 2008. Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
10.8.1
Assignment and Novation Agreement dated June 24, 2004, between Engage Energy Canada L.P., Nexen Marketing and the Registrant. This Assignment and Novation Agreement applies to the contract identified as Exhibit 10.8.
10.9	Service Agreement dated and executed on September 11, 2001, between TransCanada Pipelines Limited and the Registrant, covering the period November 1, 2003 to October 31, 2028.
10.10	Intentionally omitted.
10.11	Gas transportation agreement between Pacific Gas Transmission Company and the Registrant dated as of April 30, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 10-K.
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
10.19
Service Agreement (Firm Redelivery Transportation Agreement under Rate Schedule TF-2 for Cascade's assignment of SGS-1 from WWP) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant .Incorporated by reference to Exhibit 10.19 to the Registrant's 1994 Form 10-K.
10.20
Service Agreement (Firm Redelivery Transportation Agreement under rate Schedule TF-2 for Cascade's LS-1) dated January 12, 1994, between Northwest Pipeline Corporation and the Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant's 1994 Form 10-K.
10.21	Intentionally omitted
10.22
Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Westcoast Gas Services, Inc. and the Registrant. Incorporated by reference to Exhibit 10.22 to the Registrant's 1994 Form 10-K.
10.22.1	Intentionally omitted.
10.22.2
Amendment dated February 28, 2003 to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Engage Energy Canada L.P. and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT Incorporated by reference to Exhibit 10.22.2 to the Registrant's 2003 Form 10-K.
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
10.26	Intentionally omitted
10.27	Intentionally omitted.
10.28	Intentionally omitted.
10.29	2000 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10.29 to the Registrant's 2003 Form 10-K.
10.30
Executive Supplemental Retirement Income Plan of the Registrant and Supplemental Benefit Trust as amended and restated as of October 1, 2003. Incorporated by reference to Exhibit 10.30 to the Registrant's 2003 Form 10-K.
10.31	Form of employment agreement between the Registrant and certain executive officers of the Registrant. Incorporated by reference to Exhibit 10.31 to the Registrant's 2003 Form 10-K.

10.32	Cascade Natural Gas Corporation Officer Severance Pay Plan, dated October 1, 2004.* Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated October 8, 2004.
10.33	Cascade Natural Gas Corporation Key Performance Incentive Plan for Fiscal 2005 dated September 29, 2004*
10.34	Cascade Natural Gas Team Performance Incentive Plan 2005*
10.35
Amended and Restated Loan Agreement, dated as of September 30, 2004, between U.S. Bank National Association and the Registrant. A portion of this agreement is subject to a request for confidential treatment.
10.36	Cascade Natural Gas Corporation Employee Retirement Savings Plan 2002 Restatement January 1, 2002 (As Amended Through Amendment No. 3)*
12.	Statement regarding computation of ratio of earnings to fixed charges and preferred dividend requirements.
21.	A list of the Registrant's subsidiaries is omitted because the subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.
23.	Consent of Deloitte & Touche LLP to the incorporation of their report in the Registrant's registration statements
31.	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement.

QuickLinks

CASCADE NATURAL GAS CORPORATION Annual Report to the Securities and Exchange Commission on Form 10-K For the Fiscal Year Ended September 30, 2004
Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
ENVIRONMENTAL MATTERS
EFFICIENCY INITIATIVES
CRITICAL ACCOUNTING POLICIES
Medicare Prescription Drug, Improvement and Modernization Act of 2003
New Accounting Standards
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Dollars in thousands except per share data)
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
CASCADE NATURAL GAS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Pension Plan
Supplemental Executive Retirement Plan (SERP)
Retiree Medical Plans
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14: Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  SCHEDULE II
CASCADE NATURAL GAS CORPORATION VALUATION AND QUALIFYING ACCOUNTS (Thousands of Dollars)
SIGNATURES
INDEX TO EXHIBITS