Form 10-Q
period 2005-06-30
CASCADE NATURAL GAS CORP
filed 2005-08-08
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 23b-2 of the Exchange Act).
Yes ☒       No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,387,034 as of July 29, 2005

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Jun 30, 2005	Jun 30, 2004	Jun 30, 2005	Jun 30, 2004
	(thousands except per share data)

Operating revenues	$56,315	$52,077	$278,638	$276,416

Less: Gas purchases	34,646	31,896	182,098	178,019
Revenue taxes	3,995	3,544	19,103	18,924
Operating margin	17,674	16,637	77,437	79,473

Cost of operations:
Operating expenses	10,977	9,729	32,418	30,656
Depreciation and amortization	4,326	4,026	12,811	11,882
Property and miscellaneous taxes	1,109	941	3,011	2,748
	16,412	14,696	48,240	45,286

Income from operations	1,262	1,941	29,197	34,187
Less interest and other deductions - net	2,891	3,099	8,761	9,337
Income (loss) before income taxes	(1,629)	(1,158)	20,436	24,850

Income taxes	(502)	(492)	7,579	8,943
Net Income (loss)	$(1,127)	$(666)	$12,857	$15,907

Weighted average common shares outstanding	11,367	11,227	11,319	11,193

Net earnings (loss) per common share
Basic	$(0.10)	$(0.06)	$1.14	$1.42
Diluted	$(0.10)	$(0.06)	$1.14	$1.42

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	Jun 30, 2005	Sep 30, 2004
	(dollars in thousands)
ASSETS
Utility Plant, net of accumulated depreciation of $254,899 and $242,691	$338,654	$327,345
Construction work in progress	4,168	7,229
	342,822	334,574
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	47	43
	249	245
Current Assets:
Cash and cash equivalents	728	499
Accounts receivable and current maturities of notes receivable, less allowance of $1,316 and $1,028 for doubtful accounts	23,611	15,001
Prepaid expenses and other assets	6,350	18,674
Derivative instrument assets - energy commodity	20,749	17,983
Materials, supplies and inventories	13,015	13,268
Deferred income taxes	1,052	955
	65,505	66,380
Deferred Charges and Other
Gas cost changes	13,172	12,288
Derivative instrument assets - energy commodity	16,226	3,952
Other	6,735	5,183
	36,133	21,423

	$444,709	$422,622

	Jun 30, 2005	Sep 30, 2004
	(dollars in thousands )
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,384,119 and 11,268,069 shares	$11,384	$11,268
Additional paid-in capital	103,175	101,354
Accumulated other comprehensive income (loss)	(12,608)	(12,608)
Retained earnings	23,188	18,500
	125,139	118,514

Long-term Debt	158,900	128,900

Current Liabilities:
Short-term debt	17,000	33,500
Current maturities of long-term debt	5,000	14,000
Accounts payable	10,958	12,923
Property, payroll and excise taxes	5,013	5,287
Dividends and interest payable	5,233	7,125
Regulatory liabilities	20,453	17,209
Other current liabilities	8,139	8,972
	71,796	99,016

Deferred Credits and Other Non-current Liabilities
Deferred income taxes and investment tax credits	41,217	38,392
Retirement plan obligations	19,523	20,780
Regulatory liabilities	22,188	10,515
Other	5,946	6,505
	88,874	76,192

Commitments and Contingencies	—	—
	$444,709	$422,622

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	(dollars in thousands)
	Jun 30, 2005	Jun 30, 2004
Operating Activities
Net income	$12,857	$15,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,811	11,882
Deferrals of gas cost changes	(5,445)	(3,378)
Amortization of gas cost changes	4,561	5,674
Other deferrals and amortizations	(1,581)	(453)
Deferred income taxes and tax credits - net	2,728	3,982
Change in current assets and liabilities	(524)	(2,252)
Net cash provided by operating activities	25,407	31,362

Investing Activities
Capital expenditures	(22,417)	(29,762)
Customer contributions in aid of construction	850	318
Net cash used by investing activities	(21,567)	(29,444)

Financing Activities
Proceeds from issuance of long-term debt, net	28,121	—
Proceeds from issuance of common stock	1,937	2,070
Repayment of long-term debt	(9,000)	—
Changes in short-term debt, net	(16,500)	(2,800)
Dividends paid	(8,169)	(8,078)
Net cash used by financing activities	(3,611)	(8,808)

Net Increase in Cash and Cash Equivalents	229	(6,890)

Cash and Cash Equivalents
Beginning of year	499	7,452
End of period	$728	$562

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE-AND NINE-MONTH PERIODS ENDED JUNE 30

The preceding statements were taken from the books and records of the Company and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Because of the highly seasonal nature of the natural gas distribution business, with revenues and operating margins concentrated in the first two fiscal quarters, earnings or loss for any portion of the year are disproportionate in relation to the full year.

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

Fiscal year 2004 amounts reported in this quarterly report, including amounts in the following footnotes, reflect the restated amounts through June 30, 2004.

Note 2. New Accounting Standards

FIN 47:  In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company will be required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when the Company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company will be required to adopt this interpretation by the end of fiscal year 2005.  The Company is evaluating the impact this statement will have on its financial condition and results of operations.

Note 3. Earnings Per Share

The following table sets forth the calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	Jun 30, 2005	Jun 30, 2004	Jun 30, 2005	Jun 30, 2004
	(in thousands except per-share data)
Net income (loss)	$(1,127)	$(666)	$12,857	$15,907

Weighted average shares outstanding	11,367	11,227	11,319	11,193
Basic earnings (loss) per share	$(0.10)	$(0.06)	$1.14	$1.42

Weighted average shares outstanding	11,367	11,227	11,319	11,193
Plus: Issued on assumed exercise of stock options	2	13	3	14
Weighted average shares outstanding assuming dilution	11,369	11,240	11,322	11,207

Diluted earnings (loss) per share	$(0.10)	$(0.06)	$1.14	$1.42

Note 4. Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized.

Net Periodic Benefits Cost

	Three Months Ended		Nine Months Ended
	Jun 30, 2005	Jun 30, 2004	Jun 30, 2005	Jun 30, 2004
	(in thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$197	$192	$591	$576
Interest cost	961	932	2,882	2,796
Expected return on plan assets	(1,041)	(978)	(3,122)	(2,935)
Recognized gains or losses	386	349	1,158	1,048
Prior service cost	46	57	137	172
Net Periodic Benefit Cost Recognized	$549	$552	$1,646	$1,657

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$35	$38	$105	$121
Interest cost	275	308	826	963
Expected return on plan assets	(211)	(213)	(634)	(639)
Recognized gains or losses	187	218	560	744
Prior service cost	(330)	(330)	(990)	(990)
Net Periodic Benefit Cost Recognized	$(44)	$21	$(133)	$199

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$229	$242	$721	$729

Retirement Plan Funding

For the nine months ended June 30, 2005, $2,735,000 of contributions were made to the Company’s defined benefit pension plans. The Company presently anticipates contributing an additional $630,000 to fund its pension plans for a total of $3,365,000 in fiscal 2005.

Note 5. Stock-Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.  Stock options are granted at exercise prices not less than the fair value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized related to the Company’s stock option plans. If compensation expense for the Company’s stock option plans was determined consistent with FAS No. 123, net income and earnings per common share would have been the following pro forma amounts for the three- and nine-month periods ended June 30:

	Three Months Ended		Nine Months Ended
	Jun 30, 2005	Jun 30, 2004	Jun 30, 2005	Jun 30, 2004
	(in thousands except per-share data)
Net income (loss)
As reported	$(1,127)	$(666)	$12,857	$15,907
Less total stock-based employee compensation expense determined under the fair value method, net of tax	$—	13	$26	40
Pro forma net income	$(1,127)	$(679)	$12,831	$15,867

Earnings (loss) per share, basic and diluted
As reported	$(0.10)	$(0.06)	$1.14	$1.42
Pro forma	$(0.10)	$(0.06)	$1.13	$1.42

Note 6. Commitments and Contingencies

Unregistered Shares of Common Stock Under DRIP

In connection with modifying administrative procedures and updating the prospectus for the Company’s Automatic Dividend Reinvestment Plan (the DRIP), the Company determined in April 2005 that the number of shares of its common stock issued pursuant to the DRIP had exceeded the number of shares previously registered for such purpose under the Securities Act of 1933, as amended (the Securities Act). As a result, the Company may have failed to comply with the registration or qualification requirements of federal and applicable state securities laws with respect to such shares.  In May 2005 the Company registered 500,000 additional shares of common stock for future issuance under the DRIP.

Based upon the Company’s ongoing investigation, it appears that 121,458 shares of its common stock were issued to approximately 3,500 DRIP participants between August 2003 and April 2005 in excess of the number of shares registered specifically for such purpose.  Such shares were issued at the following prices:

Purchase Price			Number of Shares

$18.18	–	$18.99	7,734
$19.00	–	$19.99	21,877
$20.00	–	$20.99	56,430
$21.00	–	$21.99	21,556
$22.00	–	$22.95	13,861

The closing market price for the Company’s common stock on August 1, 2005, was $21.10.

The Company is continuing to evaluate the impact of the issuance of unregistered shares on the DRIP participants affected and is considering appropriate actions to be taken, if any, to rectify this oversight.  Should the Company repurchase all of the unregistered shares at the purchase prices for which they were issued, cash of approximately $2,493,000 would be used to retire 121,458 outstanding shares.  Should the Company repurchase only the unregistered shares sold since August 1, 2004 (approximately the period covered by the one-year statute of limitations applicable to sales of unregistered shares under the Securities Act), cash of approximately $1,106,000 would be used to retire approximately 53,495 outstanding shares.  Current estimates of the costs of conducting a rescission offer as compared to the potential for financial benefit to participants in the DRIP indicate that a rescission offer may not be in the best interests of the Company or its shareholders, including the participants in the DRIP.

Environmental Matters

There are two claims against the Company for cleanup of alleged environmental contamination related to manufactured gas plant sites previously operated by companies that were subsequently merged into the Company.

The first claim was received in 1995 and relates to a site in Oregon.  An investigation has shown that soil and groundwater contamination exists at the site.  There are parties in addition to the Company that are potentially liable for cleanup of the contamination.  Some of these other parties have shared in the costs expended to date to investigate the site and it is expected that these and other parties will share in the cleanup costs.  Several alternatives for remediation of the site have been identified, with preliminary estimates for cleanup ranging from approximately $500,000 to $11,000,000.  It is not known at this time what share of the cleanup costs will actually be borne by Cascade. The second claim was received in 1997 and relates to a site in Washington.  An investigation has determined that there is evidence of contamination at the site, but there is also evidence that other property owners may have contributed to the contamination.  There is currently not enough information available to estimate the potential liability associated with this claim, but the Company and other parties may become more involved in investigations of the nature and extent of contamination and possible remediation of the site as increased interest has been expressed concerning its potential for redevelopment.

Management first intends to pursue reimbursement from its insurance carriers.  In the event the insurance proceeds do not completely cover the costs, management intends to seek recovery from its customers through increased rates.  There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utilities Commission (OPUC) have previously allowed regulated utilities to increase customer rates to cover similar costs.

Litigation and Other Contingencies

Various lawsuits, claims, and contingent liabilities may arise from time-to-time from the conduct of the Company’s business. No other claims now pending, in the opinion of management, are expected to have a material effect on the Company’s financial position, results of operations, cash flows, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three- and nine-month periods ended June 30, 2005 and 2004.

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

Revenues and margins from the Company’s residential and small commercial customers are highly weather sensitive. In a cold year, the Company’s earnings are boosted by the effects of the weather, and conversely in a warm year, the Company’s earnings suffer. Overall revenues and margins are also impacted negatively by customers taking measures to reduce energy usage. The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.

The Company continues to explore alternative rate structures such as decoupling mechanisms that utility regulators in many jurisdictions have approved. The WUTC has opened a Rulemaking Docket to investigate decoupling and held a workshop under this docket on May 12.  The Company presented its proposed mechanism at this workshop. Interested parties, including the Company, have filed additional written comments.  The Company continues to work with the WUTC on its proposed decoupling mechanism and hopes to have resolution by the fall.

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

RESULTS OF OPERATIONS

Net loss for the third quarter of fiscal 2005 (quarter ended June 30, 2005) was $1,127,000, or $0.10 per share, basic and diluted, compared to a net loss of $666,000, or $0.06 per share, basic and diluted, for the quarter ended June 30, 2004. Primary factors negatively impacting the quarterly comparisons were:

•                  Lower 2005 distribution and gas management margins from industrial customers

•                  Executive transition costs in 2005

•                  Increased uncollectible accounts expense in 2005

•                  Increased purchased service costs in 2005 related to governance costs, legal, and other consulting

Partially offsetting the above factors were improved operating margins from residential and commercial customers resulting from new customer additions and increased natural gas usage per customer during the quarter compared to third quarter last year.

For the nine months ended June 30, 2005, net income was $12,857,000, or $1.14 per share, compared to $15,907,000, or $1.42 per share for the same period last year. Primary factors negatively impacting the year-to-date comparisons were:

•                  Lower 2005 distribution and gas management margins from industrial customers

•                  Executive and other transition costs in 2005

•                  Increased uncollectible accounts expense in 2005

•                  Higher depreciation expense in 2005

•                  Lower natural gas usage per residential and commercial customer

Partially offsetting the above factors were:

•                  Favorable comparisons of Oregon earnings sharing adjustments

•                  Lower employee benefits expenses

•                  Growth in the number of residential and commercial customers

Operating Margin

Operating margins by customer category are set forth in the following tables:

Residential and Commercial Margin

	Third Quarter of Fiscal		Percent	Fiscal Year to Date		Percent
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Degree Days
Actual	769	661	16.3%	4,944	5,016	-1.4%
5-Year Average	806	874		5,168	5,193
Average Number of Customers Billed
Residential	195,561	185,584	5.4%	194,252	185,114	4.9%
Commercial	30,256	29,471	2.7%	30,191	29,422	2.6%
Average Therm Usage per Customer
Residential	111	97	14.4%	628	654	-4.0%
Commercial	590	536	10.1%	3,079	3,223	-4.5%
Operating Margin
Residential	$7,623	$6,299	21.0%	$36,079	$35,533	1.5%
Commercial	$4,015	$3,414	17.6%	$19,200	$19,602	-2.1%

For the quarter, margins from sales to residential and commercial customers increased $1,925,000 over last year. Of this increase, assuming the same average natural gas usage per customer as last year, approximately $504,000 results from the increase in the number of customers. The remaining $1,421,000 of the increase is primarily attributable to higher usage of natural gas on a per-customer basis.

Helped by third quarter improvements, year-to-date margin from residential and commercial customers increased $144,000 over last year. The increase in the number of customers billed added approximately $2,621,000 in margin, but lower average natural gas usage per customer in the first and second quarters resulted in a year-to-date decline in margin of approximately $2,477,000.

The primary use of natural gas by residential customers is for space and water heating; therefore, average consumption per customer is very sensitive to weather, particularly during the Company’s first and second fiscal quarters, and to a somewhat lesser extent in the third quarter. Consumption by commercial customers is also sensitive to weather. The sensitivity is more difficult to isolate and measure than for residential customers because of a variety of uses in addition to space and water heating. Other factors also have a negative impact on gas usage, including conservation efforts spurred by higher natural gas prices and higher energy efficiency in buildings and appliances.

Industrial and Other Margin

	Third Quarter of Fiscal		Percent	Fiscal Year to Date		Percent
	2005	2004	Change	2005	2004	Change

Average Number of Customers
Electric Generation Customers	13	14	-7.1%	13	14	-7.1%
Industrial Customers	705	736	-4.2%	722	740	-2.4%
	718	750	-4.3%	735	754	-2.5%
Therms Delivered (thousands)
Electric Generation Customers	83,392	88,586	-5.9%	314,734	342,404	-8.1%
Industrial Customers	92,786	93,801	-1.1%	318,112	324,764	-2.0%
	176,178	182,387	-3.4%	632,846	667,168	-5.1%
Operating Margin ($ thousands)
Natural Gas Distribution Service
Electric Generation Customers	$1,591	$1,667	-4.6%	$5,625	$5,803	-3.1%
Industrial Customers	4,198	4,243	-1.1%	14,688	15,361	-4.4%
Gas Management Services	39	733	-94.7%	753	2,690	-72.0%
Mark-to-Market Valuations	(232)	(117)	98.3%	(351)	358	-198.0%
Other	440	395	11.4%	919	651	41.2%
	$6,036	$6,921	-12.8%	$21,634	$24,863	-13.0%

Distribution Service Margin: The decline in margin from distribution services to industrial and electric generation customers is primarily attributable to reduced usage and fewer customers.

Gas Management Services: The decline in margin from gas management services is attributed to fewer gas management customers and lower per-therm margin on natural gas supply sales compared to last year. One customer in 2004 provided $336,000 gas management margin in third quarter and $1,050,000 year-to-date, but this year the Company does not have a gas management contract with that customer. The re-emergence of energy marketers, an industry segment that all but disappeared in the wake of the Enron failure, has resulted in stiff competition for natural gas supply sales to larger natural gas customers. The Company has lost some customers to such marketers, and margins that are available for any sales are smaller than in the past. The Company will continue to provide natural gas supply services to customers to facilitate their use of gas, but expects margins from this activity to remain at approximately the current level.

Mark-to-Market Valuations: These valuations result from periodic changes in the fair value of the derivative instruments used to hedge the cost of supplies for gas management customers. The hedging instruments are in place to effectively fix the price of those supplies. As market prices of natural gas forward contracts increase, the value of the instruments increases. Conversely, when market prices decrease, the value of the instruments also decreases. During the fiscal 2005 third quarter, forward natural gas prices decreased from the beginning of the quarter to the end of the quarter, hence the $232,000 charge to operating margin for the quarter. During the quarter last year, these prices decreased less dramatically, resulting in the smaller $117,000 charge. These hedging instruments are for fixed periods that correspond to the periods of the physical supply contracts to serve these customers. The hedged volumes also correspond to the volumes expected to be purchased under these contracts. At the end of the life of the hedging instruments, the cumulative income statement effects of the mark-to-market valuations will net to zero. But market fluctuations in interim periods do result in mark-to-market valuation effects in those periods’ income statements.

Oregon Earnings Sharing: In addition to the above described margin differences, the comparison of year-to-date 2005 versus 2004 is affected by accruals of estimated liability for Oregon Earnings Sharing. Over the first two quarters of fiscal 2004 the Company accrued a total liability of $525,000 as an estimate of earnings that would be required to be shared with Oregon customers. However, based on an analysis of the results for the entire year, management concluded in 2005 that 2004 earnings in Oregon were not sufficient as to trigger a sharing with customers. As a result, in the second quarter of 2005 the Company recorded a reversal of the estimate accrued in 2004. On April 20, 2005, Cascade submitted its 2004 Earnings Report to the OPUC for fiscal 2004. At a Public Meeting held on July 12, the Commission accepted Cascade’s analysis that concluded there were no earnings to be shared from fiscal 2004.

Cost of Operations

Compared to last year, overall Cost of Operations was $1,716,000 higher for the quarter. Year-to-date, the increase was $2,955,000. Following are descriptions of the major factors causing the increases.

Operating Expenses: Operating expense increases, partially offset by employee benefits decreases, were the primary factors contributing to these comparisons, as shown in the following table:

	Third Quarter of Fiscal		Percent	Year to Date		Percent
	2005	2004	Change	2005	2004	Change

Employee benefits	$2,349	$2,519	-7%	$6,948	$7,874	-12%
Executive transition	434	—		1,059	—
Call center and automated meter reading (AMR) transition	—	81	-100%	313	88	256%
Uncollectible accounts	524	207	153%	1,212	770	57%
Purchased services	1,051	590	78%	2,292	1,903	20%
All other operating expenses	6,619	6,332	5%	20,594	20,021	3%
	$10,977	$9,729	13%	$32,418	$30,656	6%

The reductions in employee benefits expense reflect the full impact of benefit plan changes initiated in 2003. Executive transition costs are primarily severance costs related to early retirements, and hiring and relocation costs for the new Chief Executive Officer and Chief Financial Officer. Call center transition costs are primarily severance and employee relocation compensation related to consolidating the customer service function in a single call center. Contributing to the increases in uncollectible accounts expense is higher write-off experience. Management believes these increases are at least partly related to a temporary disruption of collection efforts during the transition to the call center. Collection activities have subsequently increased. Of the increase in purchased services expense, approximately $200,000 is related to increased governance costs, and additional amounts related to legal and consulting expenses. Various smaller increases and decreases in other categories of expense, in the aggregate, accounted for the remainder of the change in operating expenses for the quarter and year-to-date periods.

Depreciation and Property & Miscellaneous Taxes: The increases in depreciation and amortization, and in property and miscellaneous taxes, are related to ongoing investments in new utility plant, related primarily to expanding the Company’s distribution system to serve new customers, as well as investments related to automated meter reading.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures. To provide working capital for these requirements, the Company has a $60,000,000 bank revolving credit commitment. This agreement has a variable commitment fee, and a term that expires in October 2007. The Company also has a $10,000,000 uncommitted line of credit. As of June 30, 2005, there was $17,000,000 outstanding under these credit lines.

To provide longer-term financing the Company filed an omnibus registration statement in 2001, under the Securities Act of 1933, which provided the ability to issue up to $150,000,000 of new debt and equity securities. In the second quarter of fiscal 2005, the Company issued $30,000,000 of 30-year 5.25% Insured Quarterly Notes under this registration statement, leaving $80,000,000 available for future issuance of securities, subject to market conditions and other factors. The proceeds of the $30,000,000 issue were used to pay down debt under the revolving credit line. In July 2005, the Company repaid $5,000,000 in current maturities of long-term debt. The Company funded this repayment through use of its bank credit lines.

Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

Cash provided by operating activities for the first nine months of fiscal 2005 declined $5,955,000 compared to last year. Other than lower net income, significant contributing factors were deferrals and amortizations of gas cost changes. Deferrals of gas cost changes represent higher costs paid for natural gas compared to the amounts included in revenues representing recovery of natural gas costs. Amortization of gas cost changes represent amounts included in revenue from temporary rate increases to recover higher natural gas costs paid in earlier periods. On a combined basis, these two items resulted in a use of $884,000 this year compared to providing $2,296,000 last year.

Investing Activities

Net capital expenditures of $21,567,000 for the first nine months of fiscal 2005 were approximately 27% less than the first nine months of last year. Capital expenditures are lower due to the completion in 2004 of the Automated Meter Reading Project described in prior reports. Expenditures on the Automated Meter Reading project for the first nine months of fiscal 2004 were $9,192,000.

Financing Activities

Other than the payment of dividends, the Company’s primary financing activities during the first nine months of fiscal 2005 were the issuance of $30,000,000 in new long-term debt as described in the preceding paragraphs under “Liquidity and Capital Resources”, repayment of $9,000,000 in current maturities of long-term debt and paying down borrowing under the bank credit lines by $16,500,000.

EFFICIENCY INITIATIVE – CUSTOMER SERVICE CALL CENTER

In January 2005, the Company began operation of a customer-service call center at its existing district office in Bellingham, Washington. Activation of the call center was phased in, and it became fully operational in March 2005. This call center consolidated in one location the Company’s customer service function, which had been spread through 15 local offices. To implement the call center, the Company incurred $855,000 capital expenditures and $313,000 transitional expenses. In the call center’s first full quarter of operation, ongoing customer service expenses were lower by approximately $216,000 compared to the same quarter last year due to (current quarter) reductions generated through the elimination of sixteen full time equivalent positions, more specialization and increased efficiency.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In following GAAP, management exercises judgment in selection and application of accounting principles. Management considers critical accounting policies to be those where different assumptions regarding application could result in material differences in financial statements. The Company’s critical accounting policies were described in its Annual Report on Form 10-K for the year ended September 30, 2004, under Part II, Item 7, and have not changed significantly since that report.

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

Any forward-looking statement by the Company is made only as of the date on which such statement is made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of any unanticipated events.  New factors emerge from time-to-time, and the Company is not able to predict all such factors, nor can it assess the impact of each such factor or the extent to which such factors may cause results to differ materially from those contained in any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cascade has evaluated its risk related to financial instruments whose values are subject to market sensitivity. The Company has fixed-rate debt obligations, but does not currently have derivative financial instruments subject to interest rate risk. Cascade makes interest and principal payments on these obligations in the normal course of its business, and may redeem these obligations prior to normal maturities if warranted by market conditions.

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

PART II.  Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2005, the Company issued a total of 3,500 shares of unregistered common stock to seven non-employee directors under its 2000 Director Stock Award Plan (the Plan).    Under the terms of the Plan, each non-employee director of the Company is entitled to receive an award of 500 shares of common stock in April of each year as part of the compensation paid to directors.  The Company received no proceeds for these shares.  Since shares issued under the Plan may only be issued to non-employee directors, the Company takes the position that such issuances are exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

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

CASCADE NATURAL GAS CORPORATION

By:	/s/ Rick A. Davis

Rick A. Davis
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2005