Form 10-K
period 2005-09-30
CASCADE NATURAL GAS CORP
filed 2005-12-15
CIK 18072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005                                                                                           Commission file number:  1-7196

CASCADE NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-0599090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Fairview Avenue North	(206) 624-3900
Seattle, WA 98109	(Registrant’s telephone number
(Address of principal executive offices)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $1 per Share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).       Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on September 30, 2005, was $245,876,677.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Common Stock, Par Value $1 per Share	11,435,593 as of November 30, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

CASCADE NATURAL GAS CORPORATION

Annual Report to the Securities and Exchange Commission on Form 10-K

For the Fiscal Year Ended September 30, 2005

Table of Contents

Part I
Item 1 - Business
Item 2 - Properties
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant

Part II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A- Quantitative and Qualitative Disclosures about Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A – Controls and Procedures
Item 9B – Other Information

Part III
Item 10 - Directors and Executive Officers of the Registrant
Item 11 - Executive Compensation
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 - Certain Relationships and Related Transactions
Item 14 – Principal Accountant Fees and Services

Part IV
Item 15 - Exhibits, Financial Statement Schedules

Signatures

Index to Exhibits

PART I

Item 1.  Business

General

Cascade Natural Gas Corporation (Cascade or the Company) was incorporated under the laws of the state of Washington on January 2, 1953.  Its principal business is the distribution of natural gas to customers in the states of Washington and Oregon.  Approximately 72% of its residential and commercial gas distribution margins are from customers in the state of Washington.

As of September 30, 2005, the Company had approximately 196,000 residential customers, 30,000 commercial customers, and 719 industrial and other larger customers.  Residential, commercial, and most small industrial customers are generally core customers who take traditional “bundled” natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation.  Sales to core customers in fiscal 2005 accounted for approximately 24% of gas deliveries and 71% of operating margin.  The Company’s sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season.  A warm winter season will tend to reduce gas consumption.  Also affecting sales to core customers is the addition of more energy-efficient homes and facilities, consumer behavior driven by cost increases and a desire to conserve, and a recent trend to warmer winters in the Company’s service areas.  Together, these forces have resulted in reductions in average gas usage per customer.  The company is actively working with regulators within both states served to develop restructured rates to offset this trend.

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

Natural Gas Supply

The majority of Cascade’s supply of natural gas is transported via Williams Gas Pipelines - West (Williams).  Williams owns and operates a transmission system extending from points of interconnection with El Paso Natural Gas Company and Transwestern Pipeline Company near Blanco, New Mexico through the states of New Mexico, Colorado, Utah, Wyoming, Idaho, Oregon and Washington to the Canadian border near Sumas, Washington.  Natural gas is transported north from the Colorado and New Mexico area, and south from British Columbia, Canada.  The Company is also a shipper on the transmission system of Gas Transmission Northwest Corporation (GTN), owned by TransCanada Pipeline (TCPL). GTN connects with the facilities of the TCPL at the international border near Kingsgate, British Columbia and extends through Washington and central Oregon into California. In addition, Cascade receives natural gas directly from Duke Energy Gas Transmission (DEGT) at the Canadian border near Sumas, Washington and also intra British Columbia at a receipt point known as Station 2 on DEGT.

Presently, baseload requirements for Cascade’s core market are provided by eight major gas supply contracts with various expiration dates ranging from 2006 through 2009 and averaging 460,000 therms per day of Canadian supply and 106,500 therms per day of domestic supply.  These contracts are supplemented by various service agreements to cover periods of peak demand including three storage agreements.  One such agreement, with Williams, extends to October 31, 2014 and provides for 167,890 therms per day and a maximum, renewable inventory of 6,043,510 therms.  The second storage agreement is with Avista Energy, and has a primary term ending April 30, 2006 and entitles Cascade to receive up to 150,000 therms per day and a maximum, renewable inventory of 4,800,000 therms.  A third contract, also with Williams for liquefied natural gas (LNG) storage, is effective through October 31, 2014.  Under this LNG agreement, Cascade is entitled to receive up to 600,000 therms per day to a maximum inventory of 5,622,000 therms.  In addition to withdrawal and inventory capacity, Cascade maintains a corresponding amount of firm transportation from the storage facility to the city gate for each of these agreements.

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

To mitigate price volatility, the Company employs a gas procurement strategy for supplies for sale to core customers that involves entering into physical gas supply contracts with suppliers at published first-of-the-month index prices for up to five-year terms.  To mitigate the price volatility, these index related supplies are hedged through the use of derivatives, primarily swaps, with financial institutions.  Approximately 90% of the core market’s requirement for fiscal 2006, 60% of fiscal 2007, and 30% of fiscal 2008 are secured with fixed prices as of the end of fiscal 2005.

State Regulation

The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

Cascade’s gas supply contracts contain pricing provisions based on market prices, and as a matter of practice, the Company generally enters into derivatives, generally swaps, to fix the price of future supplies.  To the extent that overall demand is different from the amount of gas supply under contract and hedged, the net effective price paid by Cascade may change with respect to supplies purchased for core customers.  The Company is able to pass the effect of such changes, subject to regulatory review, to its customers by means of a periodic purchased gas cost adjustment (PGA) in each state.  Gas price changes occurring between times when PGA rate changes become effective are deferred for pass through in the next PGA.  These PGA’s include interest compensation on any deferred collections financed by Cascade.

With respect to such gas supplies delivered to Oregon customers, 67% of the incremental change in the actual cost of gas supplies, as compared to the forecasted cost reflected in the PGA, is deferred.  The remaining 33% (increase or decrease) is absorbed by the Company. This mechanism is intended to encourage the Company to seek opportunities to lower its cost of supplies and to be innovative in its management of the supply portfolio to avoid price spikes.  Cascade’s gas supply portfolio for Oregon core customers is comprised mostly of gas supplies with commodity prices that have been fixed through derivative arrangements; therefore, management believes the risk or opportunity for the Company is not significant under the 67% / 33% sharing arrangement.

Cascade has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the Oregon Public Utilities Commission.  The mechanism was designed as an incentive to pursue operational efficiencies and new revenue opportunities, and to share the success of such pursuits with ratepayers if the Company’s earnings exceed a calculated ceiling.  Under that arrangement, the Company is authorized to retain all of its earnings attributable to its Oregon operations up to a threshold level equal to 300 basis points above a 10.25% return on equity (ROE).  Subsequent years’ base ROE is adjusted by 20% of the movement in the average of the annual yields, reported monthly, for five-, seven-, and ten-year US Treasury debt securities for the test period.  If the adjusted Oregon earnings are below the threshold, there is no rate adjustment.  If the adjusted earnings are above the threshold, one-third of the earnings exceeding the threshold will be refunded to customers through future rate reductions.

The Company is also subject to state regulation with respect to integrated resource planning, and its most recent update of its Integrated Resource Plan (IRP) was filed in 2004 with both the WUTC and the OPUC.  The IRP shows the Company’s optimum set of supply and demand side resources that minimizes costs and risk over the 20-year planning horizon.  The IRP also sets forth possible core customer growth scenarios for a 20-year period.  In addition, the IRP sets forth the Company’s demand side management goals of achieving certain conservation levels in customer usage.

The IRP also includes the Company’s supply side management plans regarding transportation capacity and gas supply acquisition over a 20-year period.  The Company develops updates of the IRP every two years.  These updated documents take into account input solicited from the public and the WUTC and OPUC staffs.  While the filing of the IRP with both commissions gives the Company no advance assurance that its acquisitions of pipeline transportation capacity and gas supplies will be recognized in rates, management believes that the integrated resource planning process benefits the Company by giving it the opportunity to obtain input from regulators and the public concurrently with making these important strategic decisions.  Until the Company receives final regulatory approval of these decisions in the context of the ratemaking process, the Company cannot predict with certainty the extent to which the integrated resource planning process will affect its rates.

Like virtually all U.S. gas utilities, Cascade has experienced a declining trend in per-customer consumption over the last several years.  Given the drivers, this trend is unlikely to reverse itself.  To date, growth in the number of residential and commercial customers and earnings from other services contributed to offsetting this reduction.  The company is working with regulators in each state served to develop decoupling approaches which enable gas utilities to promote conservation while still earning an adequate return on its invested capital and operating costs.   Similar approaches have been implemented in Oregon and many other states.

Pipeline Safety

Cascade is subject to both state and federal pipeline safety rules.  In both Washington and Oregon, the federal rules are enforced by the state commissions.  Both the federal and state rules are updated and amended periodically.  The Pipeline Safety Act of 2002 requires operators of gas transmission pipelines to identify lines located in High Consequence Areas (HCA’s) and develop Integrity Management Programs (IMP’s) to periodically inspect the integrity of the pipelines and make repairs or replacements as necessary to ensure the ongoing safety of the pipelines.  The legislation requires Cascade to complete inspection of 50% of the highest risk pipelines located in its HCA’s within the first five years, and the remaining covered pipelines within 10 years of the date of enactment.  The Pipeline Safety Act also requires re-inspections of the covered pipelines every seven years from the date of the previous inspection for the life of the pipelines.  Cascade has met all interim deadlines in The Act and is on schedule to meet remaining deadlines.

Federal Energy Regulatory Commission (FERC) Matters

Cascade is not subject to regulation by the FERC; however, FERC actions can affect the amounts Cascade pays to interstate pipeline companies for interstate deliveries of natural gas supplies.  Several issues are pending before FERC, or are on appeal before the U.S. Court of Appeals.  The final outcome may affect prices Cascade pays; however, none would have a significant impact.  Since the Company’s current tariffs with the WUTC and OPUC provide for 100% pass through of costs subject to FERC regulation, the Company expects that the final resolution of pending issues will not significantly affect net income.

Curtailment Procedures

In some previous heating seasons, cold weather has required Cascade to curtail deliveries to its interruptible customers. Cascade has not curtailed any supply to firm customers, except under rarely occurring force majeure conditions. Cascade’s tariffs effective in Washington and Oregon allow for curtailment of interruptible services, which are provided at rates lower than for firm services.  In the event of curtailment by Cascade of firm service due to force majeure, Cascade’s tariffs provide that it will not be liable for damages to any customer for failure to deliver gas curtailed in accordance with the provisions of the tariffs.  The tariffs provide for appropriate adjustment of the monthly charges to firm customers curtailed by reason of an insufficient supply of gas.

Territory Served and Franchises

The population of communities served by Cascade totals approximately 1,045,000. At the end of September 2005, Cascade held the franchises necessary for the distribution of natural gas in all of the communities it serves in Washington and Oregon. Under the laws of those states, incorporated municipalities and counties may grant non-exclusive franchises for a fixed term of years conferring upon the grantee certain rights with respect to public streets and highways in the location, construction, operation, maintenance and removal of gas distribution facilities.

In the opinion of Cascade’s management, none of its franchises contain any restrictions or requirements that are of a materially burdensome nature, and such franchises are adequate for the conduct of Cascade’s present business. Franchises expire on various dates from fiscal 2006 to 2065. Management has not incurred significant difficulties in renewing franchises when they expire and does not expect any significant problems in the future.

Customers

Residential and commercial customers principally use natural gas for space heating and water heating.  Once connected, these customers rarely change from gas service.  This category is our fastest growing with customer count increases of 3-5% during each of the last several years.  The residential and commercial market is very weather-sensitive.  See “Seasonality” below.  In addition to the seasonal nature of usage, average consumption per customer has declined since the beginning of this decade.  As mentioned earlier, the addition of more efficient homes and other buildings, replacing old appliances with more efficient units, and consumer behaviors drive this trend.  Reductions are most pronounced following significant gas cost increases.  Cascade’s growth has contributed to offsetting these declines.  As discussed under State Regulation, the Company is working with regulators in both states served to restructure rates to recognize this trend.

Agreements with Cascade’s principal industrial customers are for fixed terms of not less than one year and provide for automatic extension from year to year unless terminated by either party on at least 120-days’ notice.  The principal industrial activities in Cascade’s service area include the production of pulp, paper and converted paper products, plywood, industrial chemicals; refining of crude oil; the processing, flash freezing and canning of many types of vegetable, fruit and fish products; processing of milk products; meat processing; drying and curing of wood and agricultural products; and electric power generation.  Electric generation customers represent a significant portion of industrial revenues.  The demand for gas-fired generation tends to vary with the availability of hydroelectric power and the relative price of gas.

Seasonality

Weather is an important factor affecting gas revenues because of the large number of customers using gas for space heating.  For the fiscal year ended September 30, 2005, 68% of operating revenues and 106% of income from operations were derived from the first two quarters (October 2004 through March 2005). Because of the seasonality of space heating revenues, financial results for interim periods are not indicative of results to be expected for an entire year. To mitigate the seasonality of space heating revenues, the Company pursues a marketing strategy of encouraging the installation of appliances that utilize natural gas more consistently year-round since they are not as influenced by weather conditions.

Competitive Conditions

Cascade operates in a competitive market for natural gas service.  Cascade competes with residual fuel oil and other alternative energy sources for industrial boiler uses, and oil, propane, and electricity for residential and commercial space heating, and electricity for water heating.

Competition is primarily based on price.  Though wholesale natural gas prices have increased significantly during 2005, Cascade’s residential and commercial rate schedules continue to maintain a price advantage over oil in its entire service territory and have an advantage over electricity in much of its territory.  In addition, natural gas enjoys the advantage of being the preferred energy choice by builders for new home construction.

The large volume industrial market has always been very sensitive to price fluctuations between the comparable cost of natural gas and alternate fuels, principally residual fuel oil used in boiler applications.  However, the advent of open access transportation in the late 1980’s and early 1990’s and the subsequent restructuring of gas supply and contractual provisions with these customers have improved the Company’s competitive position. With the escalation of wholesale natural gas prices that began in the 2000 - 2001 heating season, and again in 2005, the Company has experienced some movement of its gas load to alternative fuels and some plant curtailments by industrial customers.

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

Capital Expenditures

Driven by Cascade’s high growth rate, capital expenditures are primarily used to expand the Company’s distribution system to serve new customers. Investments to expand capacity and to assure a safe and reliable system require a relatively smaller portion of our overall capital spending.  A one-time project, the installation of automated meter-reading capabilities system-wide, represented $16 million of our capital spending during fiscal years 2003 and 2004.  Total capital expenditures for the three fiscal years ended September 30, 2005 averaged approximately $31.5 million.  Capital spending for fiscal 2006 is expected to be significantly lower, likely within or slightly higher than the range Cascade spent during fiscal years 1999 to 2002.

Cascade has no current plans for major one-time capital projects.  Also supporting the reduced need to invest capital is the Company’s practice of assuring that its spending generates the highest possible returns within the shortest possible time, while assuming prudent risk, and complying with the requirements of regulators.  An example is our practice of working with developers and new customers to share the cost of marginal expansions and service connections when projected returns are insufficient for the Company to fund the entire investment.   Other practices include considering innovative solutions to specific needs, such as utilizing temporary supplemental capacity rather than investing in expensive pipe expansions to cover peak requirements.

Non-Utility Subsidiaries

Cascade has four non-utility subsidiaries, only two of which are actively engaged in business at present. The first active subsidiary, Cascade Land Leasing, is engaged in the servicing of loans that were made to Cascade’s gas customers to finance their purchases of energy-efficient appliances.  The subsidiary ceased making new loans in September 1997.  In addition, Cascade Land Leasing receives a small amount of annual royalty on gas production in Colorado. These mineral rights were a result of historical operations the Company had in Colorado until the mid-1970’s. The second active subsidiary, CGC Resources, is engaged in pipeline capacity management, with the objective of mitigating gas costs for Cascade.  The subsidiaries, which in the aggregate account for less than 1% of the consolidated assets of the Company, do not currently have a significant impact on Cascade’s financial statements.

Personnel

At September 30, 2005, Cascade had 375 employees.  Of the total employees, 177 are represented by the International Chemical Workers’ Union.  The present contract with the union extends to April 1, 2006 and remains in force thereafter from year to year unless terminated by either party by written notice sixty days prior to the expiration date.  Historically, the Company and the union have negotiated a new agreement to become effective as of the earliest expiration date rather than allowing the existing agreement to remain in force.

On November 23, 2005, 29 customer service representatives in the Company’s Bellingham and Sunnyside call centers elected to be represented by the International Chemical Workers’ Union.

Available Information

The Company makes available free of charge, on or through its website, http://www.cngc.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, copies of these documents may be requested, at no cost, from the Company’s corporate headquarters. Requests should be directed to Shareholder Relations, Cascade Natural Gas Corporation, 222 Fairview Avenue North, Seattle, WA 98109, or by phone at 206-624-3900.

To contact any independent board member, you may write to Larry L. Pinnt, Board of Directors Chair, P.O. Box 87, Redmond, WA 98073-0087, fax to 425-895-1349, or e-mail to lpinnt@cngc.com.

Item 2.  Properties

At September 30, 2005, Cascade’s utility plant investments included approximately 5,244 miles of distribution mains ranging in diameter from two inches to sixteen inches, 215 miles of transmission mains ranging in diameter from two inches to twenty inches, and 3,593 miles of service lines.

The distribution and transmission mains are located under public property such as streets and highways or on private property with the permission or consent of the individual owner.

Cascade owns 21 buildings used for operations, office space and warehousing in Washington and six such buildings in Oregon. It leases two commercial offices and warehouse buildings.  Cascade considers its properties well maintained and in good operating condition, and adequate for Cascade’s present and anticipated needs. All facilities are substantially utilized.

Item 3.  Legal Proceedings

Incorporated herein by reference is the information under “Environmental Matters” in Item 7.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

The executive officers of the Company, as of December 8, 2005, are as follows:

			Year
			Became
Name	Office	Age	Officer

David W. Stevens	President and Chief
	Executive Officer	46	2005

Rick A. Davis	Chief Financial Officer	53	2005

Jon T. Stoltz	Senior Vice President -
	Gas Supply and Regulatory
	Affairs	58	1981

Larry C. Rosok	Vice President - Human Resources
	and Corporate Secretary	49	1995

Michael J. Gardner	Vice President – Operations	36	2005

Julie A. Marshall	Vice President – Customer Service	52	2005

James E. Haug	Controller	56	1981

None of the above officers is related by blood, marriage or adoption to any other of the above-named officers.  With the exception of David W. Stevens and Rick A. Davis, each of the other above-named officers has been employed by the Company in a management capacity for at least the past five years.  None of the above officers holds directorships in other public corporations.  All officers serve at the pleasure of the Board of Directors.

Mr. Stevens, 46, was elected to President and Chief Executive Officer and to the Board of Directors of Cascade Natural Gas Corporation effective April 1, 2005.  From July 2003 to December 2004, Mr. Stevens was President and COO for Panhandle Energy, a Southern Union Company subsidiary.  From September 1997 to January 2003, he was President of the Southern Union Gas Company.  Prior to that, Mr. Stevens served in other executive capacities within the Southern Union Company, including Senior Vice President – Sales and Operations, Regional Vice President, Group Vice President and Vice President – Operations.

Mr. Stevens joined the Southern Union Company in 1984.  He has served on the Board of Directors for the Southern Gas Association and the Intrastate Natural Gas Association of America, and was a member of the president’s counsel of the American Gas Association.

Mr. Davis, 53, was elected to Chief Financial Officer effective June 27, 2005.  From September 2003 to June 2005, Mr. Davis provided strategic planning and compliance consulting services through his own firm, Advisory Services and Jefferson-Wells, a global provider of accounting and finance-related services.  From January 2003 to August 2003, Mr. Davis was Chief Financial Officer at PAC Worldwide, a privately held manufacturer and distributor of packaging products.  From 1984 to 2002, Mr. Davis held executive-level positions at Weyerhaeuser Company and one of its subsidiaries serving at various times as Controller, Director Finance, Vice President-Finance and Vice President-Marketing.  He has served on various professional and non-profit boards and is a member of Financial Executives International and the AICPA.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Common Stock is traded on the New York Stock Exchange under the symbol CGC.  The following table states the per-share high and low sales prices of the Common Stock:

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
December 31	$21.80	$20.00	$21.99	$19.41
March 31	$21.48	$19.68	$23.05	$20.76
June 30	$20.59	$18.05	$22.52	$19.10
September 30	$22.80	$20.01	$22.20	$19.35

At September 30, 2005, there were 5,350 registered holders of the Common Stock.  The following table shows for the periods indicated the dividends paid per share on the Common Stock:

	Fiscal	Fiscal
Quarter	2005	2004

December 31	$0.24	$0.24
March 31	$0.24	$0.24
June 30	$0.24	$0.24
September 30	$0.24	$0.24

At September 30, 2005, the Company was in compliance with all indebtedness covenants and was not restricted on dividend payments.

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company and have been restated to reflect adjustments that are further discussed in Note 3: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Consolidated Statements of Income and Comprehensive Income:

	Year Ended September 30
	2005	2004	2003*	2002*	2001*
	(dollars in thousands except per share data)

Operating Revenues	$326,500	$318,078	$302,755	$320,978	$335,814
Less: Gas Purchases	212,958	202,759	191,887	209,225	219,795
Revenue taxes	21,827	21,511	20,193	21,251	20,987
Operating Margin	91,715	93,808	90,675	90,502	95,032
Cost of Operations:
Operating expenses	44,223	40,540	45,514	43,052	41,027
Depreciation and amortization	17,274	16,325	15,338	14,926	13,839
Property and payroll taxes	3,786	3,696	3,532	3,361	3,182
	65,283	60,561	64,384	61,339	58,048
Income From Operations	26,432	33,247	26,291	29,163	36,984
Nonoperating Expense (Income):
Interest	11,744	12,375	12,363	12,384	10,509
Interest charged to construction	(187)	(445)	(378)	(219)	(333)
	11,557	11,930	11,985	12,165	10,176
Amortization of debt issuance expense	372	618	696	652	607
Other	(376)	(162)	(227)	(197)	(313)
	11,553	12,386	12,454	12,620	10,470

Income Before Income Taxes	14,879	20,861	13,837	16,543	26,514
Income Taxes	5,632	7,559	5,117	6,085	9,520

Net Income	9,247	13,302	8,720	10,458	16,994

Other Comprehensive Income (Loss)
Minimum pension liability adjustment	177	1,270	(2,619)	(11,792)	(6,502)
Income tax benefit	(56)	(448)	937	4,205	2,341
Other Comprehensive Income (Loss)	121	822	(1,682)	(7,587)	(4,161)

Comprehensive Income	$9,368	$14,124	$7,038	$2,871	$12,833

Earnings Per Common Share, Basic and Diluted	$0.82	$1.19	$0.79	$0.95	$1.54

* Data for 2001, 2002, and 2003 are restated as discussed in the Notes to Consolidated Financial Statements in Item 8 of this report.

	At September 30
	2005	2004*	2003*	2002*	2001*
	(dollars in thousands except per share data)
Retained Earnings:
Beginning of the year	$17,570	$15,051	$16,978	$17,127	$10,736
Net income	9,247	13,302	8,720	10,458	16,994
Exercise of stock options	—	—	—	(4)	—
Common dividends	(10,909)	(10,783)	(10,647)	(10,603)	(10,603)
End of the year	$15,908	$17,570	$15,051	$16,978	$17,127

Capital Structure:
Common shareholders’ equity	$118,615	$117,584	$111,630	$113,635	$121,391
Debt:
Long-term debt	173,840	128,900	142,930	164,930	125,000
Short-term debt	12,500	33,500	3,800	—	40,000
Current maturities of long-term debt	—	14,000	22,000	—	—
	186,340	176,400	168,730	164,930	165,000
Total capital	$304,955	$293,984	$280,360	$278,565	$286,391

Financial Ratios:
Return on common shareholders’ equity	7.46%	11.03%	7.33%	8.27%	13.26%
Common stock dividend payout ratio	117%	81%	122%	101%	62%
Cash dividends per common share	$0.96	$0.96	$0.96	$0.96	$0.96

Fixed charge coverage (before income tax deduction):
Times interest earned	2.23	2.61	2.06	2.27	3.39

Book value per year-end share of common stock	$10.39	$10.44	$10.03	$10.29	$10.99

Capitalization Ratios at End of Year
Common shareholders’ equity	38.9%	40.0%	39.8%	40.8%	42.4%
Long-term debt (incl. current maturities)	57.0%	48.6%	58.8%	59.2%	43.6%
Short-term debt	4.1%	11.4%	1.4%	0.0%	14.0%
	100.0%	100.0%	100.0%	100.0%	100.0%

Utility Plant:
Utility plant - end of year	$597,469	$570,036	$529,807	$505,126	$488,231
Accumulated depreciation	257,008	242,691	227,582	213,476	201,530
Net plant	$340,461	$327,345	$302,225	$291,650	$286,701

Capital expenditures, net of contributions in aid	$28,011	$39,019	$27,693	$20,734	$21,649
Total assets	$552,905	$422,622	$371,456	$367,663	$364,253

Number of Employees at End of Year	375	428	437	444	442

* Data are restated as discussed in the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

Subsequent to the issuance of the financial statements for the year ended September 30, 2004, management determined that the Company’s deferred income tax liabilities were not correctly stated as of September 30, 2004, 2003, 2002, and 2001.  Further, the Company’s provision for deferred income taxes was not correctly stated for the years ended September 30, 2003, 2002, and 2001 under accounting principles generally accepted in the United States of America (“GAAP”).  As a result, beginning retained earnings, financial position, results of operations, and cash flows have been restated.

See Note 3 to the consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s consolidated balance sheet as of September 30, 2004, as well as on the Company’s consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for fiscal year 2003.  The accompanying Management’s Discussion and Analysis gives effect to these corrections.

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affect consolidated results of operations and cash flows for the fiscal years ended September 30, 2005, 2004, and 2003.  References herein to 2005, 2004, and 2003 refer to these fiscal years.

Overview

The Company is a local distribution company (LDC) serving approximately 227,000 customers in the States of Washington and Oregon.  Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas.  The Company’s primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers.  Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers.  The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

Key elements of the Company’s strategy:

•                  Remain focused on the natural gas distribution business.

•                  Pursue appropriate regulatory treatment, including initiatives to decouple the Company’s earnings from changing customer consumption patterns, and remove other regulatory impediments to effective management of the business.

•                  Economic expansion of its customer base by prudently managing capital expenditures and ensuring new customers provide sufficient margins for an appropriate return on the new investment required to acquire the customers.

•                  Continue to focus on operational efficiencies.

•                  Manage cash flow to avoid the requirement of additional debt financing.

Opportunities and Challenges

The Company operates in a diverse service territory over a wide geographic area relative to the Company’s overall size and number of customers.  The economies of various parts of the service area are supported by a variety of industries and are affected by the conditions that impact those industries.  Management believes there are growth opportunities in the Company’s service area, especially in the residential and commercial segments.  Factors contributing to these opportunities include low market penetration in many of the towns served, and general population growth in the service area, including some areas of rapid growth.

Overall revenues and margins are also negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to reduce energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  The Company continues to believe that energy efficiency and conservation are the most viable near-term tactics for influencing the wholesale natural gas prices.  It’s also a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rates ties the recovery of cost to volumetric sales.  This traditional rate design creates a financial disincentive for utilities to promote conservation.  The Company is working with regulators and other stakeholders in each state to develop an acceptable decoupling mechanism that will enable the Company to promote conservation while still earning an adequate return on its invested capital and operating costs.  Similar approaches have been implemented in many states and are endorsed by a variety of organizations, including the recent endorsement by the National Association of Regulated Utility Commissions.  The results of such rate requests and other initiatives for regulatory relief are subject to significant uncertainties.

The Company earns approximately one third of its operating margin from industrial and electric generation customers.  Loss of major industrial customers, or unfavorable conditions affecting an industry segment, could have a detrimental impact on the Company’s earnings.  Many external factors over which the Company has no control can significantly impact the amount of gas consumed by industrial and electric generation customers and, consequently, the margins earned by the Company.

Revenues and margins from the Company’s residential and small commercial customers are highly weather-sensitive.  In a cold year, the Company’s earnings are boosted by the effects of the weather, and conversely in a warm year, the Company’s earnings suffer.  Peak requirements also drive the need to reinforce our systems (i.e., increase capacity).  Our operations group considers innovative approaches such as temporarily utilizing mobile gas supply rather than making large investments in long-term capacity increases, which may not be fully utilized.

Prospects for continuing strong residential and commercial customer growth are excellent.  The pace of new home and commercial construction remains steady in communities served by the Company.  Good potential also exists for converting homes and businesses located on or near the Company’s current lines to gas from other fuels, as well as for expanding the system into adjacent areas.  Customer count growth in this sector has been about double the average of U.S. gas utilities.

Our customer service call center organization recently voted to accept union representation.  The company plans to negotiate an agreement that will support our effort to cost-effectively provide superior customer service.  The timing and results of negotiations are uncertain.

The contract with the union representing our service mechanics and construction staff expires on April 1, 2006.  Again, we plan to negotiate an agreement that supports superior and cost-effective customer service.  The results and timing of negotiations are uncertain.

We continue to pursue operating efficiencies and cost reductions.  During fiscal 2004, we completed the implementation of automated meter reading capability covering our entire service area.  This reduced our staffing needs by 27 full-time equivalent positions.  During fiscal 2005, the centralization of our customer service activities and organization reductions, enabled by a variety of other improvements, reduced our staffing by over 9%.  Our current organization is able to service more customers at a lower cost than in prior years.  Changes completed during fiscal 2005 alone resulted in improving our customer-per-employee ratio from 500 to 600.  We continue to look for additional operating improvements.

As discussed in Item 1 (our description of the business), we carefully analyze the economics of our spending to support growth.  When justified under our tariffs, we work with developers, business owners and residents to share certain construction costs to assure a fair return to Cascade.  Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions while providing for a safe and reliable system.

Management continuously seeks improvement opportunities in all areas.  Our discussion above covering regulatory change, labor relations, operating practices, our organization and our investment to maintain and expand our gas delivery system are examples.  We will continue to evaluate these and other aspects of our business to improve our customer service and the returns to our shareholders.

RESULTS OF OPERATIONS

2005 versus 2004

The Company reported net income for 2005 of $9,247,000, or $0.82 per share, compared to $13,302,000 or $1.19 per share for 2004.  References herein to per-share earnings refer to both basic and diluted, unless otherwise indicated.  Primary factors resulting in the decrease in earnings per share include:

Operating Margin Factors:

•                  Reduced natural gas usage per residential and commercial customer – $0.15 per share

•                  Lower margin from gas management services – $0.11 per share

•                  Unfavorable comparison of mark-to-market valuations versus 2004 – $0.06 per share

•                  Lower margins from deliveries to industrial customers – $0.04 per share

Cost of Operations Factors:

•                  Executive transition costs associated with changes in the Chief Executive Officer and Chief Financial Officer – $0.07 per share

•                  Severance compensation associated with staffing reductions – $0.06 per share

•                  Increased depreciation expenses – $0.05 per share

•                  Write-offs of cancelled projects – $0.03 per share

•                  Increased purchased services expenses – $0.03 per share

•                  Increased uncollectible accounts expenses – $0.02 per share

The above unfavorable comparisons were partially offset by the following factors:

•                  Increase in the number of residential and commercial customers – $0.18 per share

•                  Revision of estimated liability for Oregon Earnings sharing – $0.05 per share

•                  Lower employee benefits expense – $0.04 per share

2004 versus 2003

The Company reported net income for 2004 of $13,302,000, or $1.19 per share, compared to $8,720,000, or $0.79 per share for 2003.  Primary factors and the resulting increase (decrease) in earnings per share affecting this comparison include:

•                  Improved margins from residential and commercial customers related to increased per-customer consumption and growth in the number of customers – $0.18 per share

•                  Reduction in employee benefit expenses resulting from the successful 2003 implementation of plan changes designed to reduce costs – $0.17 per share

•                  Recognition in 2003 of retirement plan curtailment losses in connection with above-mentioned plan changes – $0.08 per share

•                  Favorable mark-to-market valuations in 2004 and negative valuations in 2003 – $0.07 per share

•                  Contract termination charge in 2003 – $0.05 per share

The favorable comparisons listed above were partially offset by the following factors:

•                  Increase in depreciation and amortization – ($0.06) per share

•                  Decreased margin from electric generation customers – ($0.06) per share

•                  Decreased margin from gas management services – ($0.08) per share

OPERATING MARGIN

Operating margins (revenue minus gas cost and revenue taxes) by customer category for the fiscal years ended September 30, 2005, 2004 and 2003 are set forth in the tables below:

Residential and Commercial Operating Margin

	2005	2004	2003
	(dollars in thousands)
Degree Days	5,170	5,212	5,042
Average Number of Customers Billed
Residential	194,469	184,845	177,300
Commercial	30,183	29,320	28,851
Average Therm Usage Per Customer
Residential	683	710	692
Commercial	3,474	3,628	3,473
Operating Margin
Residential	$40,642	$39,691	$37,483
Commercial	$21,672	$22,014	$21,014

Industrial and Other Operating Margin

	2005	2004	2003
	(dollars and therms in thousands)
Average Number of Customers Billed
Electric Generation	13	14	14
Industrial	718	737	741
Therms Delivered
Electric Generation	437,934	480,859	543,621
Industrial	406,218	415,740	395,480
Operating Margin
Electric Generation	$7,663	$8,013	$9,032
Industrial	$18,672	$19,389	$19,394
Gas Management Services	$1,432	$3,309	$3,824
Mark-to-Market Valuations	$(181)	$836	$(315)
Other Service Revenue	$1,290	$882	$593
Oregon Earnings Sharing estimates	$525	$(326)	$(350)

2005 Versus 2004

Residential and Commercial – Operating margin (revenue minus gas costs and revenue taxes) is primarily a function of customer growth and gas usage per customer.  The net addition of approximately 10,500 billed residential and commercial customers in 2005 contributed approximately $3,160,000 of additional margin compared to fiscal 2004.  This was mostly offset by reductions in gas usage per residential and commercial customer of 3.8% and 4.4%, respectively, which reduced margins by $2,550,000.  The addition of more efficient homes and businesses, reduced consumption per consumer, and slightly warmer weather compared to last year drove the lower consumption rates.  Weather statistics indicate that fiscal 2005 was 1% warmer than fiscal 2004 and 4% warmer than the average of the past five years.

Industrial – Margin from natural gas deliveries to industrial customers decreased by $717,000 year to year.  This reduction is due to a variety of reasons including contract changes reducing minimum requirements, a decline in the number of customers and reduced usage by several sectors including chemical and paper manufacturing.

Electric Generation – Margin from natural gas deliveries to electric generation customers decreased $350,000 for the year with the decline attributable to lower-cost hydroelectric supplies and the increased wholesale price of natural gas.  Looking ahead, gas usage by generation customers will continue to depend on the variables of regional demand for power, availability of hydro resources, and the relationship between the market price of electricity and the cost of gas.

Gas Management – Gas management services margin was down $1,877,000 from last year.  The Company has lost sales and margin as a result of increased competition for the sale of gas supplies to large-volume customers.

Oregon Earnings Sharing – The change in Oregon Earnings Sharing amounts are the result of revised estimates of liability for refunds to Oregon customers related to OPUC requirements.  As of the end of 2004, the Company estimated its liability to be $525,000.  Based on a final analysis approved by the OPUC, 2004 earnings were not sufficient to trigger a sharing with customers, and in 2005 this $525,000 was reversed.  Management also estimates that there will be no liability for 2005.

2004 Versus 2003

Residential and Commercial – Margins from residential and commercial customers increased $3,208,000.  Of this increase, approximately $2,200,000 resulted from the increase of 8,013 in the average number of customers billed.  The remaining increase stemmed primarily from increased gas usage per customer, related to somewhat cooler weather.

Industrial – For the year, gas distribution margins from industrial customers were essentially the same as 2003.  In the first half of the year, industrial distribution margin showed signs of recovery from the stagnation that followed the 2000 energy crisis and a prolonged recession.  However, the upward trend stalled in the third quarter, and in the fourth quarter, margins declined compared to 2003. The primary reason for the reversal of the positive trend is believed to be the higher wholesale prices of natural gas.

Electric Generation – Margins from electric generation customers were down $1,019,000 in 2004 compared to 2003.  Much of the decline was due to an abundance of cheap hydroelectricity and moderate regional demands for power during the first part of the year.

Gas Management – Margins from providing gas management services decreased $515,000 in 2004 from 2003.  Margins in 2003 were negatively impacted by an $865,000 contract termination charge.  Absent this factor, gas management margin would have decreased by $1,380,000 in 2004.  The re-emergence of energy marketers, an industry segment that all but disappeared in the wake of the Enron failure, resulted in stiff competition for gas supply sales to larger gas customers.  Cascade has lost customers to such marketers, and margins that are available for any sales are smaller than in the past.

COST OF OPERATIONS

2005 versus 2004

The primary drivers of the $3,683,000 (9.1%) increase in operating expenses are organizational changes in 2005.  Costs of $1,234,000 were recognized related to the replacements of the Company’s Chief Executive and Chief Financial Officers.  The expenses were primarily made up of severance compensation for the retiring executives, hiring expenses, and signing bonuses for the new executives.  In the fourth quarter of 2005, the Company eliminated 22 employee positions resulting in $1,121,000 in severance expenses.

Operating expenses in 2005 included the write off of $596,000 in capital projects determined to no longer be viable. The projects were primarily related to development of computer software applications.

Purchased services expenses in 2005 were higher by $532,000 compared to 2004. The primary driver of this increase is the costs related to the Company’s Sarbanes-Oxley compliance work, with increased costs of $337,000 over 2004.

Bad debts expense increased $325,000 over 2004.  Driving this increase are higher gas costs resulting in higher customer bills.  Management believes the increase also stems in part from the transition of customer service and collections activities from 15 offices to a single consolidated customer service call center.

Employee benefits expense decreased $625,000.  The primary drivers of the decrease were reductions in medical and dental expenses, for active employees, and in retiree medical expense.

Depreciation and amortization expense increased $949,000 reflecting higher depreciable assets resulting from capital spending.

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

INCOME TAXES

The changes in the provision for income taxes from 2004 to 2005, and from 2003 to 2004 are primarily attributable to the changes in pre-tax earnings.

OTHER COMPREHENSIVE INCOME (LOSS)

The comparisons of Other Comprehensive Income (loss) from 2005 to 2004, and from 2004 to 2003 are related to minimum pension liability adjustments. In 2005 and 2004, the value of pension plan assets continued a modest recovery from the declines experienced in 2001 and 2002. As a result of this recovery, the Company has reduced its accrual related to its unfunded accumulated benefit obligation by $177,000 and $1,270,000 for 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures.  To provide working capital for these requirements, the company has a $60,000,000 bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007.  The company also has a $10,000,000 uncommitted line of credit. As of September 30, 2005, there was $12,500,000 outstanding under these credit lines.

Due to the nature of Cascade’s business, which is characterized by reliable payments from a stable customer base and our expectations that capital spending will be reduced from the last few years, we expect to have limited need to source additional capital during fiscal year 2006.  For this reason, combined with the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

The table below shows the Company’s future commitments under contractual obligations as of September 30, 2005:

	Amounts Due by Fiscal Year
Contract Category	2006	2007	2008	2009	2010	Beyond 2010	Total
	(dollars in thousands)
Short-term Debt	$12,500	$—	$—	$—	$—	$—	$12,500
Long-term Debt	—	8,000	—	—	—	165,840	173,840
Interest on Debt	12,363	11,686	11,601	11,601	11,601	162,236	221,088
Operating Leases	537	304	49	33	15	—	938
Gas Supply	245,968	196,349	246,884	120,390	5,165	—	814,756
Interstate Pipeline Transportation	36,645	36,645	36,645	36,535	34,408	257,444	438,322
Gas Storage and Peaking Services	1,738	1,520	1,520	1,520	1,520	6,078	13,896
Other	417	226	111	114	54	55	977
Total	$310,168	$254,730	$296,810	$170,193	$52,763	$591,653	$1,676,317

OPERATING ACTIVITIES

The 2005 decline in net income contributed to lower net cash provided by operating activities.  A significant factor is reflected in Deferrals of gas cost changes, resulting from higher wholesale gas costs paid this year relative to the amount built in to customer rates.  This outpaced the amount of $5,098,000 from Amortization of gas cost changes.  In October and November 2005, the Company implemented new rates designed to collect from customers the amount of fiscal 2006 gas costs, plus a temporary component designed to recover approximately $12 million of previously deferred gas costs.

Significant factors affecting non-cash components of net income are prepaid income taxes and deferred income taxes.  In the fourth quarter of 2004, the Company received Internal Revenue Service approval of an application to change the method of accounting for deferred gas costs for purposes of calculating current federal income taxes.  As a result, the Company is able to deduct on its federal tax returns amounts included in deferred gas cost charges.  This change is effective retroactive to the tax return for fiscal year 2001, and in 2005, the Company filed amended tax returns for its fiscal years 2001 and 2002.  Accordingly, the Company has accrued an estimated refund of federal and state income taxes for those years of $7.5 million. These refunds represent temporary differences between book and taxable income, and deferred income taxes have been accrued so that there is no impact on net income resulting from this change.  As deferred gas cost charges are amortized in future years, the Company’s income tax liability and cash payments for income taxes will increase accordingly.

INVESTING ACTIVITIES

Net capital expenditures for 2005 were approximately 28% lower than last year.  The decrease is primarily attributable to $12,515,000 expended in 2004 on a project to install electronic devices on all the Company’s customer meters to allow for automated meter reading (AMR.).  The AMR project was begun in 2003 and completed in 2004 with total expenditures on the project of approximately $16,198,000.

FINANCING ACTIVITIES

The Company retired $14 million in current maturities of long-term debt during 2005 and $22 million during 2004.  These retirements were funded with two debt issues totaling $45 million during 2005.  None of the outstanding long-term debt matures during fiscal 2006.  Additionally, during 2005, the Company reduced its short-term debt by $21 million.

Proceeds from issuance of common stock are primarily issuance of new stock through the dividend reinvestment plan, 401(k) plan, and on exercise of stock options.

ENVIRONMENTAL MATTERS

There are two claims against the Company for cleanup of alleged environmental contamination related to manufactured gas plant sites previously operated by companies that were subsequently merged into the Company.

The first claim was received in 1995 and relates to a site in Oregon.  An investigation has shown that soil and groundwater contamination exists at the site.  There are parties in addition to the Company that are potentially liable for cleanup of the contamination.  Some of these other parties have shared in the costs expended to date to investigate the site, and it is expected that these and other parties will share in the cleanup costs.  Several alternatives for remediation of the site have been identified with preliminary estimates for cleanup ranging from approximately $500,000 to $11,000,000.  It is not known at this time what share of the cleanup costs will actually be borne by the Company.

The second claim was received in 1997 and relates to a site in Washington.  An investigation has determined that there is evidence of contamination at the site, but there is also evidence that other property owners may have contributed to the contamination.  There is currently not enough information available to estimate the potential liability associated with this claim, but the Company and other parties may become more involved in investigations of the nature and extent of contamination, and possible remediation of the site, as increased interest has been expressed concerning its potential for redevelopment.

Management first intends to pursue reimbursement from its insurance carriers.  In the event the insurance proceeds do not completely cover the costs, management intends to seek recovery from its customers through increased rates.  There is precedent for such recovery through increased rates, as both the WUTC and the OPUC have previously allowed regulated utilities to increase customer rates to cover similar costs.

EFFICIENCY INITIATIVE – CUSTOMER SERVICE CALL CENTER

In January 2005, the Company began operation of a customer-service call center at its existing district office in Bellingham, Washington.  Activation of the call center was phased in, and it became fully operational in March 2005.  This call center consolidated, in one location, the Company’s customer service function, which had been spread through 15 offices.  To implement the call center, the Company incurred $855,000 capital expenditures and $313,000 transitional expenses.  After factoring in the transitional expense, there was a small net decrease in expense compared to 2004.  Management expects fiscal 2006 to benefit from a full year of approximately $750,000 in reduced costs, in addition to improved customer service.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC.  Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, unbilled revenue, valuation of derivative instruments, and in the determination of depreciable lives of utility plant.  On an ongoing basis, management evaluates the estimates used based on historical experience, current conditions, and on various other assumptions believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

The Company recognizes operating revenues based on deliveries of gas and other services to customers.  This includes estimated revenues for gas delivered but not billed to residential and commercial customers from the latest meter reading date to the end of the accounting period.

REGULATORY ACCOUNTING

The Company’s accounting policies and practices are generally the same as used by unregulated companies for financial reporting under GAAP.  However, Statement of Financial Accounting Standards (FAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”, requires regulated companies to apply accounting treatment intended to reflect the financial impact of regulation.  For example, in establishing the rates to be charged to the Company’s retail customers, the WUTC and the OPUC may not allow the Company to charge its customers for recovery of certain expenses in the same period they are incurred.  Instead, rates are expected to be established to recover costs that were incurred in a prior period.  In this situation, following FAS No. 71 requires the Company to defer these costs and include them as regulatory assets on the balance sheet.  In the subsequent period when these costs are recovered from customers, the Company then amortizes these costs as expense in the income statement in an amount equivalent to the amounts recovered.  Similarly, certain revenue items, or cost reductions, may be deferred as regulatory liabilities, which are later amortized to the income statement as customer rates are reduced.  In order to apply the provisions of FAS No. 71, the following conditions must apply:

•                  An independent regulator approves the company’s customer rates.

•                  The rates are designed to recover the company’s costs of providing the regulated services or products.

•                  There is sufficient demand for the regulated service to reasonably assure that rates can be set at a level to recover the costs.

The Company periodically assesses whether conditions merit the continued applicability of FAS No. 71.  In the event the Company should determine in the future that all or a portion of its regulatory assets and liabilities no longer meet the above criteria, it would be required to write off the related balances of its regulatory assets and liabilities and reflect the write-off in its income statement.

PENSION PLANS

The Company has a defined benefit pension plan substantially covering all union employees and salaried employees hired before September 30, 2003.  The Company also provides executive officers with supplemental retirement, death and disability benefits.  These plans were amended in fiscal 2003 so that, subsequent to September 30, 2003, benefits under these plans no longer accrue to non-bargaining-unit employees and officers.  The pension plan remains substantially unchanged for bargaining-unit employees at this time.

The Company’s pension costs for these plans are affected by the amount of cash contributions to the plans, the return on plan assets, and by employee demographics including age, compensation, and length of service.  Actuarial formulas are used in the determination of pension costs and are affected by actual plan experience and assumptions of future experience.  Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation.  Changes in these assumptions may significantly affect pension costs.  Changes to the provisions of the plans may also impact current and future pension costs.  Changes in pension plan obligations resulting from these factors may not be immediately recognized as pension costs, but generally are recognized in future years over the remaining average service period of pension plan participants.

The Company’s funding policy is to contribute amounts equal to or greater than the minimum amounts required to be funded under the Employee Retirement Income Security Act, and not more than the maximum amounts currently deductible for income tax purposes.  The Company contributed $3,365,000 in 2005 and $3,843,000 in 2004 to the pension and supplemental executive retirement plans, and expects to contribute approximately $3,320,000 in 2006.

The discount rate the Company selects is based on the average of the 20-year and above Aa debt yields published by Moody’s.  These are yields considered to be consistent with the expected term of pension benefits.  At September 30, 2005, the Company used a discount rate of 5.50%, down from the 6.00% rate used at September 30, 2004.  A reduction in the discount rate results in increases in projected benefit obligation, pension liability, and pension costs.

In selecting an assumed long-term rate of return on plan assets, the Company considers past performance and economic forecasts for the types of investments held by the plan.  In 2005 and 2004, the Company’s assumed rate of return on plan assets was 8.25%.  A reduction in the assumed rate of return would result in increases in pension liability and pension costs.

DERIVATIVES

The Company accounts for derivative transactions according to the provisions of Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  These standards require that the fair value of all derivative financial instruments be recognized as either assets or liabilities on the Company’s balance sheet and the recognition of unrealized gains and losses in Other Comprehensive Income or in the calculation of Net Income, depending on the nature of the hedge.

Most of the Company’s contracts for purchase and sale of natural gas qualify for the normal purchase and normal sales exception under FAS No. 133, and are not required to be recorded as derivative assets and liabilities.  Accordingly, the Company recognizes revenues and expenses on an accrual basis, based on physical delivery of natural gas.  The Company applies mark-to-market accounting to financial derivative contracts.  Periodic changes in fair market value of derivatives associated with supplies for non-core customers are recognized in earnings or, if hedge accounting is applied, in Other Comprehensive Income.  The Company applies FAS No. 71 to periodic changes in fair market value of derivatives associated with supplies for core customers and records an offset in regulatory asset and regulatory liability accounts.

New Accounting Standards

Information on new accounting standards is included in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity.  The Company has fixed-rate debt obligations but does not currently have derivative financial instruments subject to interest rate risk.  Cascade makes interest and principal payments on these obligations in the normal course of its business and may redeem these obligations prior to normal maturities if warranted by market conditions.

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

With respect to derivative arrangements covering natural gas supplies for core customers, periodic changes in fair market value are recorded in regulatory asset or regulatory liability accounts, pursuant to authority granted by the WUTC and OPUC, recognizing that settlements of these arrangements will be recovered through the PGA mechanism.

For derivative arrangements related to supplies for non-core customers, which are not covered by a PGA mechanism, periodic changes in fair market value are recognized in earnings or in Other Comprehensive Income.

FORWARD-LOOKING STATEMENTS

The Company’s discussion in this report, or in any information incorporated herein by reference, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, are forward-looking statements, including statements concerning plans, objectives, goals, strategies, and future events or performance.  When used in Company documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”, or similar words are intended to identify forward-looking statements.

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

Any forward-looking statement by the Company is made only as of the date on which such statement is made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of any unanticipated events.  New factors emerge from time to time, and the Company is not able to predict all such factors, nor can it assess the impact of each such factor or the extent to which such factors may cause results to differ materially from those contained in any forward-looking statement.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cascade Natural Gas Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cascade Natural Gas Corporation and subsidiaries (the ”Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cascade Natural Gas Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the accompanying 2004 and 2003 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

\s\ Deloitte & Touche LLP

Seattle Washington
December 9, 2005

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except per-share data)

	Year Ended September 30,
	2005	2004	2003
			(restated, see Note 3)
Operating Revenues	$326,500	$318,078	$302,755
Less
Gas purchases	212,958	202,759	191,887
Revenue taxes	21,827	21,511	20,193
Operating Margin	91,715	93,808	90,675

Cost of Operations
Operating expenses	44,223	40,540	45,514
Depreciation and amortization	17,274	16,325	15,338
Property and miscellaneous taxes	3,786	3,696	3,532
	65,283	60,561	64,384

Income from operations	26,432	33,247	26,291

Nonoperating Expense (Income)
Interest	11,744	12,375	12,363
Interest charged to construction	(187)	(445)	(378)
	11,557	11,930	11,985
Amortization of debt issuance expense	372	618	696
Other	(376)	(162)	(227)
	11,553	12,386	12,454

Income Before Income Taxes	14,879	20,861	13,837

Income Taxes	5,632	7,559	5,117

Net Income	9,247	13,302	8,720

Other Comprehensive Income (Loss):
Minimum pension liability adjustment	177	1,270	(2,619)
Income tax benefit	(56)	(448)	937
Other Comprehensive Income (Loss)	121	822	(1,682)

Comprehensive Income	$9,368	$14,124	$7,038

Earnings Per Common Share, Basic and Diluted	$0.82	$1.19	$0.79

Dividends Paid Per Common Share	$0.96	$0.96	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
	(Dollars in thousands)
ASSETS
Utility Plant	$597,469	$570,036
Less accumulated depreciation	257,008	242,691
	340,461	327,345
Construction work in progress	2,021	7,229
	342,482	334,574
Other Assets
Investments in non utility property	202	202
Notes receivable, less current maturities	46	43
	248	245
Current Assets
Cash and cash equivalents	1,128	499
Accounts receivable and current maturities of notes receivable, less allowance of $1,319 and $1,028 for doubtful accounts	23,163	15,001
Prepaid expenses and other assets	9,463	18,674
Derivative instrument asset - energy commodity	91,957	17,983
Materials, supplies, and inventories	14,142	13,268
Deferred income taxes	2,292	955
	142,145	66,380
Deferred Charges and Other
Gas cost changes	16,630	12,288
Derivative instrument asset - energy commodity	43,440	3,952
Other	7,960	5,183
	68,030	21,423
	$552,905	$422,622

The accompanying notes are an integral part of these consolidated financial statements.

	September 30,
	2005	2004
		(restated, see Note 3)
	(dollars in thousands)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity
Common stock, par value $1 per share; Authorized, 15,000,000 shares Issued and outstanding, 11,413,019 and 11,268,069 shares	$11,413	$11,268
Additional paid-in capital	103,781	101,354
Accumulated other comprehensive loss	(12,487)	(12,608)
Retained earnings	15,908	17,570
	118,615	117,584

Long-Term Debt	173,840	128,900
Current Liabilities
Short-term debt	12,500	33,500
Current maturities of long-term debt	—	14,000
Accounts payable	17,841	12,923
Property, payroll, and excise taxes	5,520	5,287
Dividends and interest payable	6,920	7,125
Regulatory liabilities	91,217	17,209
Other current liabilities	8,209	8,972
	142,207	99,016
Deferred Credits and Other Non-current Liabilities
Income taxes	42,273	38,019
Investment tax credits	1,156	1,303
Retirement plan obligations	19,042	20,780
Regulatory liabilities	50,584	10,515
Other	5,188	6,505
	118,243	77,122
Commitments and Contingencies (Note 12)	—	—
	$552,905	$422,622

The accompanying notes are an integral part of these consolidated financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Dollars in thousands except per-share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Capital	Income (Loss)	Earnings
Balance October 1, 2002
As previously reported	11,045,095	$11,045	$97,360	$(11,748)	$17,524
Cumulative correction (see Note 3)					(546)
Balance October 1, 2002 (as restated)	11,045,095	11,045	97,360	(11,748)	16,978
Cash dividends:
Common stock, $.96 per share					(10,647)
Other comprehensive income (loss)				(1,682)
Issuance of common stock	86,765	87	1,517
Net Income (as restated)					8,720
Balance, September 30, 2003 (as restated)	11,131,860	11,132	98,877	(13,430)	15,051
Cash dividends:
Common stock, $.96 per share					(10,783)
Other comprehensive income				822
Issuance of common stock	136,209	136	2,477
Net Income					13,302
Balance, September 30, 2004 (as restated)	11,268,069	11,268	101,354	(12,608)	17,570
Cash dividends:
Common stock, $.96 per share					(10,909)
Other comprehensive income				121
Issuance of common stock	144,950	145	2,427
Net Income					9,247
Balance, September 30, 2005	11,413,019	$11,413	$103,781	$(12,487)	$15,908

The accompanying notes are an integral part of these consolidated financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2005	2004	2003
			(restated, see Note 3)
Operating Activities
Net Income	$9,247	$13,302	$8,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,274	16,325	15,338
Deferrals of gas cost changes	(9,440)	(7,001)	1,336
Amortization of gas cost changes	5,098	6,296	5,868
Other deferrals and amortizations	76	1,099	6,032
Deferred income taxes and tax credits - net	2,771	12,972	3,188
Change in current assets and liabilities	4,125	(10,427)	(3,782)
Net cash provided by operating activities	29,151	32,566	36,700

Investing Activities
Construction expenditures	(28,893)	(39,465)	(28,551)
Customer contributions in aid of construction	882	446	858
Net cash used by investing activities	(28,011)	(39,019)	(27,693)

Financing Activities
Proceeds from long-term debt, net	42,886	—	—
Repayment of long-term debt	(14,060)	(22,030)	—
Changes in short-term debt	(21,000)	29,700	3,800
Proceeds from issuance of common stock	2,572	2,613	1,604
Dividends paid	(10,909)	(10,783)	(10,647)
Net cash used by financing activities	(511)	(500)	(5,243)

Net Increase (Decrease) in Cash and Cash Equivalents	629	(6,953)	3,764

Cash and Cash Equivalents
Beginning of year	499	7,452	3,688
End of year	$1,128	$499	$7,452

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Cascade Natural Gas Corporation (the Company) is a local distribution company (LDC) engaged in the distribution of natural gas.  The Company’s service territory consists of towns in Washington and Oregon, ranging from the Canadian border in northwestern Washington to the Idaho border in eastern Oregon.

As of September 30, 2005, the Company had approximately 196,000 residential customers, 30,000 commercial customers, and 719 industrial and other larger customers.  Approximately 200 of the larger industrial customers are non-core customers.

Residential, commercial, and smaller industrial customers are core customers who take traditional “bundled” natural gas service, which includes supply, peaking service, and upstream interstate pipeline transportation.  Sales to core customers account for approximately 24% of gas deliveries and 71% of operating margin.  The Company’s sales to its core residential and commercial customers are influenced by fluctuations in temperature, particularly during the winter season.  A warm winter season will tend to reduce gas consumption.  Over the longer term, these fluctuations tend to offset each other, as rates charged to customers are developed based on the assumption of normal weather.  However, consumption is also influenced by energy efficiency of customers’ appliances as well as consumer decisions to reduce natural gas usage in response to higher prices.

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

Principles of consolidation:  The consolidated financial statements include the accounts of Cascade Natural Gas Corporation and its wholly-owned subsidiaries:  Cascade Land Leasing Co.; CGC Properties, Inc.; CGC Energy, Inc.; and CGC Resources, Inc.  All inter-company transactions are eliminated in consolidation.

Utility plant:  Utility plant is stated at the historical cost of construction or purchase.  These costs include payroll-related costs such as taxes and other employee benefits, supervisory costs, general and administrative costs, and the cost of funds used during construction.  Maintenance and repairs of property, and replacements and renewals of items deemed to be less than units of property, are charged to operations.  Units of utility plant, retired or replaced, are credited to property accounts at cost.  Such amounts plus removal cost, less salvage, are charged to accumulated depreciation.  In the case of a sale of non-depreciable property or major operating units, the resulting gain or loss on the sale is included in earnings.

Depreciation of utility plant is computed using the straight-line method.  The Company periodically conducts depreciation studies to establish and update asset depreciation lives.  Asset lives used for computing depreciation range from six to seventy years, and the weighted average annual depreciation rate is approximately 3.0%.  The Company periodically reviews the carrying amount of its utility plant and other long-lived assets for impairment.  An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset.  In the event the carrying amount of such asset is deemed not recoverable, the asset is adjusted to its fair value.  Fair value is determined based on discounted future cash flow.

The Company periodically reviews items, such as its franchises and easements, which may give rise to asset retirement obligations (ARO).

Investments in non-utility property:  Real estate, carried at the lower of cost or estimated net realizable value, is the primary investment.

Cash and cash equivalents:  For purposes of reporting cash flows, the Company accounts for all liquid investments with a purchased maturity of three months or less as cash equivalents.  The following provides additional information to the Consolidated Statements of Cash Flows:

	2005	2004	2003
	(dollars in thousands)
Changes in current assets and current liabilities:
Accounts and notes receivable	$(872)	$(2,696)	$2,327
Income taxes	2,062	(12,026)	1,156
Inventories	(875)	1,468	(180)
Prepaid expenses and other assets	(144)	(504)	108
Accounts payable and accrued expenses	3,925	3,967	(7,192)
Other	29	(636)	(1)
Net change in current assets and current liabilities	$4,125	$(10,427)	$(3,782)
Cash payments:
Interest (net of amounts capitalized)	$11,637	$12,839	$12,288
Income taxes	$—	$4,610	$—

Materials, supplies and inventories:  Materials and supplies for construction, operations, and maintenance are recorded at cost.  Inventories of natural gas are recorded at lower of cost or market.

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

Regulatory assets (liabilities) at September 30, 2005 and 2004 include the following:

	2005	2004
	(dollars in thousands)
Non-current Assets
Gas cost changes	$16,630	$12,288
Unamortized loss on reacquired debt	1,659	1,887
Gas supply hedging	1,185	40
Other	544	501
Current Liabilities
Gas supply hedging	(91,217)	(17,209)
Non-current Liabilities
Deferred income taxes	(7,044)	(5,971)
Gas supply hedging	(43,440)	(3,941)
Other, net	(100)	(603)
Net	$(121,783)	$(13,008)

Under Non-current Assets, regulatory assets related to Unamortized loss on reacquired debt, Gas supply hedging, and Other are included on the Consolidated Balance Sheets in “Other Deferred Charges”.

Revenue recognition:  The Company recognizes operating revenues based on deliveries of gas to customers.  This includes estimated revenues for gas delivered but not billed to residential and commercial customers from the latest meter-reading date to the end of the accounting period.

Allowance for doubtful accounts:  With respect to its residential and commercial customer accounts, the Company establishes an allowance for doubtful accounts based on historical trends and ratios of write-offs to revenues.  With respect to industrial customer accounts, which are generally significantly larger than residential and commercial, a specific allowance is established for accounts determined to be at risk of collection.

Leases:  The Company leases a portion of its vehicle fleet.  These leases are classified as operating leases.  The Company’s primary obligation under these leases is for a twelve-month period, with options to extend the lease thereafter.  Commitments beyond one year are not material.  Rent expense under operating leases totaled $641,000, $776,000, and $835,000 for fiscal years ended September 30, 2005, 2004, and 2003, respectively.

Federal income taxes:  Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are measured based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.  The Company normalizes temporary differences between book income and taxable income, with the exception of depreciation differences on assets placed in service prior to 1981, consistent with the policies of the WUTC and OPUC.  With respect to utility plant placed in service after 1980, the Company calculates its deferred income tax provision to conform to the Federal normalization requirements, as approved by the WUTC and OPUC.

Investment tax credits:  Investment tax credits were deferred and are amortized over the remaining life of the properties that gave rise to the credits.

Use of estimates:  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the WUTC and the OPUC.  Estimates are also used in the development of discount rates and trend rates related to the measurement of retirement benefit obligations and accrual amounts, allowances for doubtful accounts, values of derivative instruments, unbilled revenue, and in the determination of depreciable lives of utility plant.

Stock-based compensation:  Compensation cost for stock options is measured as the excess of the market price of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock.  The Company has accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” rather than using the fair-value-based method prescribed under FAS No. 123, “Accounting for Stock-Based Compensation.”  The Company has adopted the disclosure requirements of FAS No. 123.  See Note 7 for more information about the Company’s stock-based compensation plan.  Had compensation expense been determined in accordance with FAS No. 123, the Company’s net income and earnings per share would have been as follows:

	2005	2004	2003
			(restated)
	(in thousands except per-share data)
Net Income
As reported	$9,247	$13,302	$8,720
Less total stock-based employee compensation expense determined under the fair value method, net of tax	26	53	110
Pro forma net income	$9,221	$13,249	$8,610

Earnings per share, basic and diluted
As reported	$0.82	$1.19	$0.79
Pro forma	$0.81	$1.18	$0.78

See also the discussion of “FAS No. 123 (revised 2004)” under “New Accounting Standards” below.

Comprehensive income (loss):  Comprehensive income for the fiscal years ended September 30, 2005, 2004 and 2003, included Other Comprehensive Income (Loss) of $121,000, $822,000, and ($1,682,000),

net of income tax.  The charges are related to minimum pension liability adjustments.  See Note 11 for more information.

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

The Company’s contracts for purchase and sale of natural gas generally qualify for the normal purchase and normal sales exceptions under FAS No. 133.  Accordingly, the Company recognizes revenues and expenses on an accrual basis, based on physical delivery of natural gas. The Company applies mark-to-market accounting to financial derivative arrangements.

With respect to derivative arrangements covering gas supplies for core customers, periodic changes in fair market value are recorded in regulatory asset or regulatory liability accounts, pursuant to authority granted by the WUTC and OPUC, recognizing that settlements of these arrangements will be recovered through the Purchased Gas Cost Adjustment (PGA) mechanism.

For derivative arrangements related to supplies for non-core customers, which are not covered by a PGA mechanism, the Company elects whether to apply hedge accounting to the derivative.  If hedge accounting is applied, periodic changes in the fair market value are recorded in Other Comprehensive Income (OCI).  Under hedge accounting, amounts recorded in OCI are reclassified into earnings in the period the hedged transaction affects earnings.  If hedge accounting is not applied, periodic changes in fair market value are recognized in earnings.

NEW ACCOUNTING STANDARDS

FAS No. 151:  In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, “Inventory Costs”.  This standard is an amendment of Accounting Research Bulletin (ARB) No. 43, clarifying the requirement that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period costs.  The Company does not expect the adoption of this standard on October 1, 2005 to have a significant impact on the Company’s financial statements.

FAS No. 123 (revised 2004):  In December 2004, FASB issued FAS No. 123 (revised 2004), “Share-Based Payment”.  This statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company will adopt this standard effective October 1, 2005.  Under FAS No. 123 (revised 2004), the Company will be required to recognize as expense the fair value of equity instruments, including stock options, to be issued in exchange for goods or services.  Adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

FAS No. 153:  In December 2004, FASB issued FAS No 153, “Exchanges of Nonmonetary Assets”.  This standard is an amendment of APB Opinion No. 29 and eliminates certain exceptions to the requirement of measuring exchanges of nonmonetary assets based on the fair value of assets exchanged.  Adoption of this standard on July 1, 2005 did not have an impact on the Company’s financial statements.

FIN 47:  In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations”.  This standard is an interpretation of FAS No. 143 and was issued to clarify requirements under FAS 143 regarding the recognition and measurement of asset retirement obligations.  The Company is evaluating the impact of FIN 47 and is required to apply the standard no later than September 30, 2006.

FAS No. 154:  In May 2005, FASB issued FAS No 154, “Accounting for Changes and Error Corrections”.  This standard replaces APB Opinion No. 20 and FAS No. 3.  The Company will be required to adopt this standard October 1, 2006.  The Company is evaluating the impact of this standard.

Note 3 – Restatement of Prior Years

Subsequent to the issuance of its financial statements for the year ended September 30, 2004, the Company determined that its deferred income tax liability was understated by $930,000 as a result of errors in the calculation of deferred income taxes associated with the Company's pension plan assets and liabilities, which caused an understatement of the provision for deferred taxes for each of the years ended September 30, 2001, 2002, and 2003, of $242,000, $304,000, and $384,000, respectively.  As a result, the accompanying 2004 and 2003 consolidated financial statements have been restated from the amounts previously reported.

The following table sets forth the changes to the amounts reported resulting from the restatement of the Company's Consolidated Financial Statements:

	Consolidated Statements of Income and Comprehensive Income
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands except per-share data)
Year ended September 30, 2003
Income Taxes	$4,733	$384	$5,117
Net Income	$9,104	$(384)	$8,720
Comprehensive Income	$7,422	$(384)	$7,038
Earnings per Share, Basic and Diluted	$0.82	$(0.03)	$0.79

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
September 30, 2004
Deferred Income Taxes (liability)	$37,089	$930	$38,019
Retained Earnings	$18,500	$(930)	$17,570
Total Common Shareholders' Equity	$118,514	$(930)	$117,584

The restatement also resulted in a decrease in retained earnings of $546,000 as of October 1, 2002.

Note 4 – Earnings Per Share

The following table sets forth the calculation of earnings per share as prescribed in FAS No. 128:

	2005	2004	2003
			(restated, see Note 3)
	(in thousands except per-share data)

Net Income	$9,247	$13,302	$8,720

Weighted average shares outstanding	11,339	11,209	11,075
Plus: Issued on assumed exercise of stock options	3	13	16
Weighted average shares outstanding assuming dilution	11,342	11,222	11,091

Earnings per common share, basic	$0.82	$1.19	$0.79
Earnings per common share, diluted	$0.82	$1.19	$0.79

The only dilutive securities are the stock options described in Note 7.

Note 5 - Utility Plant

Utility plant at September 30, 2005 and 2004 consists of the following components:

	2005	2004
	(dollars in thousands)
Distribution plant	$531,497	$505,232
Transmission plant	14,693	14,693
General plant	47,165	45,840
Intangible plant	212	212
Nondepreciable plant	3,902	4,059
	$597,469	$570,036

Note 6 - Common Stock

At September 30, 2005, shares of common stock are reserved for issuance as follows:

Number
of shares
Employee Savings Plan and Retirement Trust (401(k) plan)	180,529
Dividend Reinvestment Plan	164,621
Director Stock Award Plan	29,112
Stock Incentive Plan (Note 7)	344,079
718,341

The price of shares issued in connection with the above plans is determined by the market price of shares on the day of, or immediately preceding the issuance date.

Note 7 – Stock-Based Compensation

Under the Company’s stock incentive plan, officers and other key management employees may be granted options to purchase stock or other equity-based incentives.  The grants vest 1/3 per year over three years.  Options granted in 2001 expire five years after the grant date.  Options granted in 2002 expire ten years from the grant date.  No options were granted in 2003, 2004, or 2005.  The weighted average remaining life of options outstanding at September 30, 2005 is 4.1 years.

The following table summarizes the grants under option at September 30:

	2005		2004		2003
	Wtd. Avg.	No. Shares	Wtd. Avg.	No. Shares	Wtd. Avg.	No. Shares
	Exercise	Under	Exercise	Under	Exercise	Under
	Price	Option	Price	Option	Price	Option
Balance at October 1	$18.69	124,398	$18.15	182,030	$18.04	192,430
Options granted	N/A	—	N/A	—	N/A	—
Options cancelled		(4,067)		(7,999)		(3,600)
Options exercised		(46,432)		(49,633)		(6,800)
Balance at September 30	$19.95	73,899	$18.69	124,398	$18.15	182,030
Exercisable at September 30	$19.95	73,899	$18.34	107,405	$17.24	124,753

Note 8 - Short-Term Debt

The Company’s short-term borrowing needs are met with a three-year, $60,000,000 revolving credit agreement with one of its banks.  This agreement has a variable commitment fee and a term that expires in October 2007.  The Company also has a $10,000,000 uncommitted line of credit.  The following table sets forth information on the two credit lines:

	2005	2004	2003
	(dollars in thousands)
Amount outstanding at September 30	$12,500	$33,500	$3,800
Average daily balance outstanding	$19,204	$4,511	$449
Average interest rate, excluding commitment fee	3.35%	2.29%	2.54%
Maximum month-end amount outstanding	$45,000	$33,500	$6,250

Various debt and credit agreements restrict the Company and its subsidiaries as to indebtedness, payment of cash dividends on common stock, and other matters.  As of September 30, 2005, the Company is in compliance with all restrictive covenants of its debt agreements.

Note 9 - Long-Term Debt

Long-term debt and current maturities of long-term debt at September 30, 2005 and 2004 consist of the following:

	2005	2004
	(dollars in thousands)
Medium-term Notes:
8.50% due Oct. 2006	$8,000	$8,000
8.06% due Sep. 2012	14,000	14,000
8.10% due Oct. 2012	5,000	5,000
8.11% due Oct. 2012	3,000	3,000
7.95% due Feb. 2013	4,000	4,000
8.01% due Feb. 2013	10,000	10,000
7.95% due Feb. 2013	10,000	10,000
7.48% due Sep. 2027	20,000	20,000
7.098% due Mar. 2029	15,000	15,000
5.21% Notes due September 2020	15,000	—
7.50% Notes due November 2031	39,840	39,900
5.25% Insured Quarterly Notes due February 2035	30,000	—
Total long-term debt	$173,840	$128,900

Current Maturities
Medium-term Notes:
7.18% due Oct. 2004	$—	$4,000
8.38% due Jan. 2005	—	5,000
8.35% due Jul. 2005	—	5,000
Total current maturities	$—	$14,000

None of the long-term debt includes sinking fund requirements.

The 5.21% Notes due September 2020 are redeemable at the option of the Company, in whole or in part, at a redemption price determined under “make-whole” provisions described in the prospectus supplement.

The 7.50% Notes due November 2031 are subject to redemption at the option of the representative of a deceased beneficial owner.  The maximum required redemption per deceased beneficial owner is $25,000, principal amount, and $1,200,000 for all deceased beneficial owners of the Notes.  The 7.50% Notes due November 2031 are redeemable at the option of the Company, in whole or in part, on or after November 15, 2006.

The 5.25% Insured Quarterly Notes due February 2035 are redeemable at the option of the Company, in whole or in part, on or after February 1, 2010.

Annual obligations for redemption of long-term debt and current maturities are as follows:  none in fiscal year 2006, $8,000,000 in fiscal year 2007, none in fiscal years 2008, 2009, and 2010, and $165,840,000 thereafter.

There are $89 million Medium-Term Notes (MTN’s) outstanding as of September 30, 2005.  The 5.21% Notes due September 2020, the 7.50% Notes due November 2031, and the 5.25% Insured Quarterly Notes due February 2035 were issued under a 2001 shelf registration providing ability to issue up to $150 million long-term debt and equity securities.  As of September 30, 2005, that registration statement has $65 million available for issuance.

Note 10 - Income Taxes

The provision for income tax expense consists of the following:

	2005	2004	2003
			(restated, see Note 3)
	(dollars in thousands)
Current tax expense	$1,844	$(7,416)	$270
Deferred tax expense	3,934	15,151	5,036
Amortization of deferred investment tax credits	(146)	(176)	(189)
Total income tax expense	$5,632	$7,559	$5,117

A deferred income tax charge (benefit) associated with accruals of minimum pension liability is included in Other Comprehensive Income (OCI) for each year ended September 30 as follows:  $56,000 in 2005, $448,000 in 2004, and ($937,000) in 2003.  See Note 11 for more information on OCI.

A reconciliation between income taxes calculated at the statutory federal tax rate and income taxes reflected in the financial statements is as follows:

	2005	2004	2003
			(restated, see Note 3)
	(dollars in thousands)
Statutory federal income tax rate	35%	35%	35%
Income tax calculated at statutory federal rate	$5,208	$7,301	$4,843
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	225	60	109
Non-normalized depreciation differences	327	364	305
Amortization of investment tax credits	(146)	(176)	(189)
Other	18	10	49
	$5,632	$7,559	$5,117

Effective tax rate	37.9%	36.2%	37.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  There is no deferred tax provision for temporary differences related to depreciation of pre-1981 assets because, with respect to those assets, there is no regulatory recognition of deferred tax accounting.

Deferred tax assets and liabilities are calculated under FAS No. 109, “Accounting for Income Taxes”.  FAS No. 109 requires recording deferred tax balances, at the currently-enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate-making purposes.  Because of prior and expected future rate-making treatment of temporary differences for which flow-through accounting has been utilized, a regulatory liability for income taxes payable through future rates related to those temporary differences has been established.  At September 30, 2005, the balance of this regulatory liability is $7,044,000.

The tax effects of significant items comprising the Company’s deferred income tax accounts at September 30, 2005 and 2004 are as follows:

	2005	2004
		(restated, see Note 3)
	(dollars in thousands)
Current Amount:
Deferred assets:
Allowance for doubtful accounts	$527	$421
Accrued liabilities	542	520
Alternative minimum tax credit	1,136	—
Other	86	14
	$2,291	$955

Non-current Amounts:
Deferred tax liabilities:
Basis differences on net fixed assets	$41,276	$39,395
Deferred gas costs	6,503	5,190
Debt refinancing costs	595	676
Retirement benefit obligations	3,135	2,318
Other	168	235
	51,677	47,814
Deferred tax assets:
Retirement benefit obligations	2,282	2,582
Other comprehensive income	6,979	7,036
Other	143	177
	9,404	9,795
Net non-current deferred tax liability	$42,273	$38,019

Note 11 - Retirement Plans

The Company has a noncontributory defined benefit pension plan that covers substantially all employees over 21 years of age with one year of service.  Under a plan amendment effective October 1, 2003, non-bargaining-unit employees no longer accrue benefits under the plan.  Benefits accrued as of that point were frozen for those employees.  Employees covered by a bargaining agreement accrue benefits based on a formula that includes credited years of service and the employee’s annual compensation.

The Company has also provided executive officers with supplemental retirement, death, and disability benefits.  This plan was also frozen September 30, 2003 for further accruals and for new participants.  Under the plan, vesting occurred on a stepped basis with full vesting at age 55 and completing either five years of participation under the plan or seventeen years of employment with the Company, upon death, or upon a change in control.  The plan supplemented the benefit received through Social Security and the defined benefit pension plan so that the total retirement benefits would be equal to 70% of the executive’s highest salary during any of the five years preceding retirement.  The plan also provides a death benefit equivalent to ten years of vested benefits.   The employment contracts for the recently hired Chief Executive Officer and Chief Financial Officer provide for a supplemental defined-contribution retirement plan which is being established that provides for a retirement income target of 55% of final pay after taking into consideration benefits earned from other retirement plans and Social Security.

The Company has an Employee Savings Plan and Retirement Trust (401(k) plan).  All employees 21 years of age or older with one full year of service are eligible to enroll in the plan.  Under the terms of the plan, the Company matches contributions based on a percentage of each employee’s contribution up to 6% of the employee’s compensation, as defined.  Effective July 1, 2003, the Company’s matching contribution percentage was reduced from 75% to 50% with respect to non-bargaining-unit employees.  The rate remains at 75% for bargaining-unit employees for the duration of the current contract with the union.  The Company recognized costs for matching contributions of $621,000, $728,000, and $782,000, for 2005, 2004, and 2003, respectively.

In addition to the existing match of non-bargaining-unit employee contributions, the Company contributes 4% of eligible salaries, and a 1% to 4% transition contribution, to employee retirement accounts.  The Company recognized $956,000 and $973,000 for 2005 and 2004, respectively, under this plan.  Additionally, there will be annually determined “profit-sharing” contributions based on the Company achieving established targets.  There was no profit-sharing contribution for 2005 or 2004.  The retirement plans remain unchanged for bargaining-unit employees until the existing agreement expires in 2006.

The Company’s health care plan provides Postretirement Benefits Other than Pensions (PBOP), consisting of medical and prescription drug benefits, to its retired employees hired prior to June 1, 1992, and their eligible dependents.  Changes to this plan, announced in 2003, provide for the addition of participant contributions that began January 1, 2004.

The following tables set forth the pension and health care plan disclosures.  The amounts shown in the tables under Pension Benefits represent the aggregate amounts of the employee pension plan and the executive supplemental retirement plan.  Amounts shown under Other Benefits represent the retiree medical plan.  The measurement date of plan assets and obligations is as of September 30 for each year presented:

Components of net periodic benefit cost

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(dollars in thousands)
Service cost	$788	$768	$1,522	$140	$160	$534
Interest cost	3,843	3,728	3,745	1,101	1,270	2,182
Expected return on plan assets	(4,162)	(3,913)	(3,738)	(846)	(853)	(731)
Amortization of transition obligation	—	—	58	—	—	657
Amortization of prior service cost	182	229	365	(1,320)	(1,319)	(375)
Recognized net actuarial loss / (gain)	1,544	1,397	1,160	747	961	1,205
Net periodic benefit cost	2,195	2,209	3,112	(178)	219	3,472
Curtailment loss recognized	—	—	1,451	—	—	—
Total benefit cost	$2,195	$2,209	$4,563	$(178)	$219	$3,472

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(dollars in thousands)
Change in benefit obligations
Projected benefit obligation at beginning of year	$65,523	$63,371	$18,960	$25,011
Service Cost	788	768	140	160
Interest Cost	3,843	3,728	1,101	1,270
Plan participants’ contributions	—	—	67	56
Amendments	—	—	(7,393)	(1,216)
Benefits paid	(2,880)	(2,645)	(870)	(1,106)
Changes in assumptions	4,388	—	—	—
Actuarial (gain)/loss	67	301	413	(5,215)
Projected benefit obligation at end of year	71,729	65,523	12,418	18,960

Change in plan assets
Fair value of plan assets at beginning of year	51,332	45,723	10,935	10,383
Actual return on plan assets	6,684	4,411	1,188	1,234
Employer contributions	3,365	3,843	193	368
Plan participants’ contributions	—	—	67	56
Benefits Paid	(2,880)	(2,645)	(870)	(1,106)
Fair value of plan assets at end of year	58,501	51,332	11,513	10,935

Funded Status	(13,228)	(14,191)	(905)	(8,025)
Unrecognized prior service cost	645	827	(15,013)	(8,940)
Unrecognized net (gain)/loss	23,734	23,345	9,511	10,187
Net amount recognized	$11,151	$9,981	$(6,407)	$(6,778)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$3,669	$3,507	$—	$—
Accrued pension (liability)	(12,630)	(13,997)	(6,407)	(6,778)
Intangible asset	645	827	—	—
Accumulated other comprehensive (income) loss	19,467	19,644	—	—
Net amount recognized	$11,151	$9,981	$(6,407)	$(6,778)

Accumulated Benefit Obligation	$69,161	$63,512

For the fiscal year ending September 30, 2006, the Company expects to contribute approximately $3,320,000 to the employee pension plan and none to the supplemental executive retirement plan.  2006 funding levels for the retiree medical plan have not been determined.

Expected Future Benefit Payments

		Other
Fiscal year ending	Pension	Postretirement
September 30	Benefits	Benefits
	(dollars in thousads)
2006	$3,081	$922
2007	$3,279	$866
2008	$3,520	$887
2009	$3,754	$940
2010	$4,013	$981
Next five years	$23,254	$4,968

	Discount Rate		Average Compensation Increase		Expected Return on Plan Assets
	2005	2004	2005	2004	2005	2004
Weighted Average Assumptions
Pension plan	5.50%	6.00%	3.50%	3.50%	8.25%	8.25%
Supplemental executive retirement plan	5.50%	6.00%	N/A	N/A	8.25%	8.25%
Postretirement medical benefit plan	5.50%	6.00%	N/A	N/A	8.25%	8.25%

Assumed Health Care Cost Trend Rates

	2005	2004
Medical and Medicare
Initial rate	8.5%	7.0%
Trends down to 5.5% ultimate rate by 2012
Prescription Drugs
Initial rate	13.0%	12.0%
Trends down to 5.5% ultimate rate by 2015

A one-percent change in the assumed health care cost trend rate would have the following effects as of September 30, 2005:

	One Percentage Point
	Increase	Decrease
	(dollars in thousands)
Effect on service and interest cost for year ended September 30, 2005	$142	$(121)
Effect on accumulated postretirement benefit obligation as of September 30, 2005	$936	$(826)

The following information regarding asset allocation, development of expected rate of return on plan assets, and investment strategy is presented separately for each of the three plans.

Employee Pension Plan

Investment Policy Summary

The fundamental investment objective of the Employee Pension Plan (the Plan) is to provide a rate of return sufficient to fund the retirement benefits under the plan at a reasonable cost to the plan sponsor, Cascade Natural Gas Corporation.  At a minimum, the rate of return should equal or exceed the discount rate assumed by the plan’s actuaries in projecting the funding cost of the plan under applicable ERISA standards. To do so, the Company’s Pension Committee (the Committee) may appoint one or more investment managers to invest all or portions of the assets of the Plan (collectively referred to as the “Fund”) in accordance with specific investment guidelines, objectives, standards, and benchmarks.

Because the Committee expects the Fund’s investment income, when combined with anticipated contributions by the Company, to exceed the sum of benefit payments and expenses over the next several years, the Committee intends that the Fund be managed to achieve long-term returns, with only a small percentage of the Fund invested in cash.

The Fund is divided into the following segments based on the guidelines below:

	Target	Minimum	Maximum
Cash	0%	0%	20%
Equity Securities	50%	40%	60%
Fixed Income Securities	40%	30%	50%
Real Estate	10%	5%	15%

Asset Allocation

The asset allocation at September 30, 2005, and 2004, by major asset category is as follows:

	2005	2004
Cash	6%	5%
Equity Securities	46%	72%
Fixed Income Securities	39%	23%
Real Estate	9%	0%

Expected Long-term Rate of Return on Plan Assets

The expected long-term rate of return on assets assumption is based on historical experience and consultation with the Company’s actuarial consultants. Factors considered include asset allocation and expected returns attributable to each category of assets over a 20-year time horizon.

Additional Year-end Information (for plans with accumulated benefit obligation in excess of plan assets)

The amounts listed in the following table apply only to the employee retirement plan. This plan has an accumulated benefit obligation in excess of plan assets, resulting in the amounts shown in the table:

	Employee Pension Plan
	2005	2004
	(dollars in thousands)
Projected benefit obligation	$65,418	$59,308
Accumulated benefit obligation	$62,850	$57,298
Fair value of assets	$50,220	$43,300

Other comprehensive (income) loss	$19,467	$19,644
(Increase) / decrease in intangible asset	$182	$229
Increase (decrease) in additional minimum liability	$(360)	$(1,499)

Supplemental Executive Retirement Plan (SERP)

Investment Policy Summary

SERP assets are in insurance policies and managed investments.  The value of insurance policies at September 30, 2005 was $5,435,000, and at September 30, 2004 was $5,169,000.  The managed assets are divided into the following segments with the following weightings:

	Target	Minimum	Maximum
Equity Securities	65%	25%	75%
Fixed Income Securities	25%	10%	40%
Other	10%	0%	45%

Asset Allocation

The allocation of assets at September 30, 2005, and 2004, by major asset category, is as follows:

	2005	2004
Cash	2%	1%
Equity Securities	23%	23%
Fixed Income Securities	8%	8%
Life Insurance Cash Value	65%	64%
Real Estate	2%	4%

Expected Long-term Rate of Return on Plan Assets

The expected long-term rate of return on assets assumption is based on historic experience with the investment manager and consultation with the Company's actuarial consultants.  Factors considered include asset allocation and expected returns attributable to each category of assets over a 20-year time horizon.

Retiree Medical Plans

Investment Policy Summary

The fundamental investment objective of the Trusts (voluntary employee benefit associations within the meaning of Section 501(c)(9) of the Internal Revenue Code) is to provide assets sufficient to fund medical benefits under the Company’s medical plan at a reasonable cost to the plan sponsor, Cascade Natural Gas Corporation.  The Company has appointed a qualified actuary to determine the benefit obligation under the medical plan (including post-retirement benefits) and the necessary funding to meet those obligations.  In performing this analysis, the actuary has used appropriate actuarial methods for medical benefits and complies with existing financial accounting standards.

The Fund is divided into the following segments with the following weightings:

	Target	Minimum	Maximum
Cash	10%	0%	30%
Equity Securities	65%	25%	90%
Fixed Income Securities	25%	10%	40%

Asset Allocation

The asset allocation at September 30, 2005, and 2004, by major asset category, is as follows:

	2005	2004
Cash	3%	11%
Equity Securities	82%	65%
Fixed Income Securities	12%	24%
Other	3%	0%

Expected Long-term Rate of Return on Plan Assets

The expected long-term rate of return on assets assumption is based on historical experience and consultation with the Company’s actuarial consultants.  Factors considered include asset allocation and expected returns attributable to each category of assets over a 20-year time horizon.

Note 12 - Commitments and Contingencies

Gas Service Contracts

The Company has entered into various long-term contracts for natural gas supply, transportation, storage, and peaking services.  These contracts are intended to provide adequate supplies of gas for service to core customers and to meet obligations under long-term, non-core customer agreements, and to provide that adequate capacity is available on interstate pipelines for the delivery of these supplies.  These contracts have maturities ranging up to 25 years, and generally provide for monthly and annual fixed demand charges, and minimum purchase obligations.

The Company’s minimum obligations under these contracts are set forth in the following table. The amounts are based on hedged prices, as applicable, current contract price terms and estimated commodity prices on un-hedged supplies, which are subject to market fluctuations:

		Interstate	Storage
Fiscal Year Ending	Firm Gas	Pipeline	and Peaking
September 30	Supply	Transportation	Service	Total
	(dollars in thousands)
2006	$245,968	$36,645	$1,738	$284,351
2007	196,349	36,645	1,520	234,514
2008	246,884	36,645	1,520	285,049
2009	120,390	36,535	1,520	158,445
2010	5,164	34,407	1,520	41,091
Thereafter	—	257,444	6,078	263,522
	$814,755	$438,321	$13,896	$1,266,972

Purchases under these contracts for fiscal 2005, 2004, and 2003 were as follows:

		Interstate	Storage
	Firm Gas	Pipeline	and Peaking
	Supply	Transportation	Service	Total
	(dollars in thousands)
2005	$191,596	$30,861	$2,616	$225,073
2004	$195,445	$32,114	$2,609	$230,168
2003	$159,028	$26,450	$2,140	$187,618

Financial Derivatives

To mitigate market risk and provide assurance of stable prices for its customers, the Company has entered into a number of hedging arrangements related to its gas supply contracts.  The hedging arrangements are primarily in the form of financial swaps to fix the price of supplies. Under the terms of the swap arrangements, the Company will either pay or receive settlement payments based on the difference between a fixed strike price and the monthly index price applicable to each contract.  The total quantities subject to hedging arrangements are 19,119,000 MMBTU’s in 2006, 12,534,000 MMBTU’s in 2007, 7,532,000 MMBTU’s in 2008, and 484,000 MMBTU’s in 2009. The mark-to-market value of these hedges as of September 30, 2005 and 2004 are included in the balance sheet as follows:

	2005	2004
	(dollars in thousands)
Derivative instrument asset - energy commodity (current)	$91,957	$17,983
Derivative instrument asset - energy commodity (non-current)	43,440	3,952
Other current liabilities	(132)	(138)
Other non-current liabilities	(1,326)	(40)
Net	$133,939	$21,757

Unregistered Shares of Common Stock Under DRIP

In connection with modifying administrative procedures and updating the prospectus for the Company’s Automatic Dividend Reinvestment Plan (the DRIP), the Company determined in April 2005 that the number of shares of its common stock issued pursuant to the DRIP had exceeded the number of shares previously registered for such purpose under the Securities Act of 1933, as amended (the Securities Act).  As a result, the Company may have failed to comply with the registration or qualification requirements of federal and applicable state securities laws with respect to such shares.  In May 2005, the Company registered 500,000 additional shares of common stock for future issuance under the DRIP.

Based upon the Company’s investigation, 121,458 shares of its common stock were issued to approximately 3,500 DRIP participants between August 2003 and April 2005 in excess of the number of shares registered specifically for such purpose.  Such shares were issued at the following prices:

Purchase Price	Number of Shares

$18.18 – $18.99	7,734
$19.00 – $19.99	21,877
$20.00 – $20.99	56,430
$21.00 – $21.99	21,556
$22.00 – $22.95	13,861

The closing market price for the Company’s common stock on November 30, 2005 was $20.29.

The Company is monitoring the impact of the issuance of unregistered shares on the DRIP participants affected and is considering appropriate actions to be taken, if any, to rectify this oversight.  Should the Company repurchase all of the unregistered shares at the purchase prices for which they were issued, cash of approximately $2,493,000 would be used to retire 121,458 outstanding shares.  Should the Company repurchase only the unregistered shares sold since September 30, 2004 (approximately the period covered by the one-year statute of limitations applicable to sales of unregistered shares under the Securities Act), cash of approximately $771,000 would be used to retire approximately 36,922 outstanding shares.  Current estimates of the costs of conducting a rescission offer as compared to the potential for financial benefit to participants in the DRIP indicate that a rescission offer may not be in the best interests of the Company or its shareholders, including the participants in the DRIP.

Environmental Matters

There are two claims against the Company for cleanup of alleged environmental contamination related to manufactured gas plant sites previously operated by companies that were subsequently merged into the Company.

The first claim was received in 1995 and relates to a site in Oregon.  An investigation has shown that soil and groundwater contamination exists at the site.  There are parties in addition to the Company that are potentially liable for cleanup of the contamination.  Some of these other parties have shared in the costs expended to date to investigate the site, and it is expected that these and other parties will share in the cleanup costs.  Several alternatives for remediation of the site have been identified, with preliminary estimates for cleanup ranging from approximately $500,000 to $11,000,000.  It is not known at this time what share of the cleanup costs will actually be borne by Cascade.

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

Note 13 - Fair Value of Financial Instruments

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Thus, the use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair values have been determined by using interest rates that are currently available to the Company for issuance of instruments with similar terms and remaining maturities. The estimated fair value amounts, at September 30, 2005 and 2004 are set forth in the following table:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Long-term debt	$173,840	$188,630	$128,900	$151,795
Current maturities of long-term debt	$—	$—	$14,000	$14,168

Note 14 - Interim Results of Operations (unaudited)

	Quarter Ended
(thousands except	Sep 30	Jun 30	Mar 31	Dec 31
per-share data)	2005	2005	2005	2004

Operating revenues	$47,861	$56,315	$117,711	$104,613
Gas costs and revenue taxes	33,584	38,641	86,869	75,691
Operating margin	14,277	17,674	30,842	28,922
Cost of operations	17,042	16,412	16,245	15,584
Income (loss) from operations	(2,765)	1,262	14,597	13,338
Interest and other, net	2,792	2,891	2,976	2,894
Income (loss) before income taxes	(5,557)	(1,629)	11,621	10,444
Income taxes	(1,947)	(502)	4,269	3,812
Net income (loss)	$(3,610)	$(1,127)	$7,352	$6,632
Other comprehensive income	121	—	—	—
Comprehensive Income (loss)	$(3,489)	$(1,127)	$7,352	$6,632
Earnings (loss) per common share Basic and diluted	$(0.32)	$(0.10)	$0.65	$0.59

	Quarter Ended
	Sep 30	Jun 30	Mar 31	Dec 31
	2004	2004	2004	2003

Operating revenues	$41,663	$52,077	$119,454	$104,884
Gas costs and revenue taxes	27,327	35,440	87,312	74,191
Operating margin	14,336	16,637	32,142	30,693
Cost of operations	15,276	14,696	15,460	15,129
Income (loss) from operations	(940)	1,941	16,682	15,564
Interest and other, net	3,050	3,099	3,121	3,116
Income (loss) before income taxes	(3,990)	(1,158)	13,561	12,448
Income taxes	(1,384)	(492)	4,892	4,543
Net income (loss)	$(2,606)	$(666)	$8,669	$7,905
Other comprehensive income	822	—	—	—
Comprehensive Income (loss)	$(1,784)	$(666)	$8,669	$7,905
Earnings (loss) per common share Basic and diluted	$(0.23)	$(0.06)	$0.77	$0.71

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time period specified in the Securities and Exchange Commission’s rules.  The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures are functioning effectively to alert management on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Subsequent to the end of the period covered by this report, the Company identified a material contract for which the Company determined the Report on Form 8-K had not been filed within the required four business days. The Company is reporting this contract under Item 9B of this report, and is including the contract as Exhibit 10.33 to this filing.

(b) Changes in Internal Controls over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Controls over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s chief executive and chief financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on their assessment, management has concluded that, as of September 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by Deloitte and Touche, LLP, an independent, registered public accounting firm, as stated in their report which is included herein.

/s/ David W. Stevens

David W. Stevens

President and Chief Executive Officer

/s/ Rick A. Davis

Rick A. Davis

Chief Financial Officer

December 9, 2005

(d) Independent Registered Public Accounting Firm’s Report on Internal Controls over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cascade Natural Gas Corporation
Seattle, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Cascade Natural Gas Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2005, of the Company and our report dated December 9, 2005,  expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph for the restatement of the financial statements for the year ended September 30, 2003.

\s\ Deloitte & Touche LLP

Seattle, Washington
December 9, 2005

Item 9B.  Other Information

Incentive Plans

As required to be reported under Item 1.01 of Form 8-K, on September 13, 2005, the registrant’s Board of Directors adopted the following short-term incentive plans:

2006 Cascade Incentive Plan:  The Cascade Incentive Plan provides for cash payments to officers and other salaried employees if the Company is cash-flow neutral as defined in the plan, if operational targets relating to safety and customer service are attained and if earnings targets are achieved.  In 2006, the CEO could earn an additional 54% of base salary if his targets are reached and up to 108% of base salary if the maximum achievement is reached. For other executive officers, target achievement levels would result in awards of 20% to 49% of base pay with a maximum range for officers from 40% to 98% of base pay.

2006 401(k) Profit Sharing Plan:  Only salaried employees of the registrant are eligible to participate in the 2005 401(k) Profit Sharing Plan.  Payouts under this plan are funded based on the registrant’s EPS.  The midpoint payout under this plan is 4% of eligible pay, and the range of payouts varies from 0 to 8%.

The summary of the incentive plans set forth above is qualified in its entirety by reference to the full text of these plans, a copy of which is attached to this report as Exhibit 10.33, and incorporated herein by reference.

Appointment of Executive Officers

As required to be reported under Item 5.03 of Form 8-K, on December 8, 2005, the Board of Directors designated Julie A. Marshall, Vice President Customer Service and Michael J. Gardner – Vice President Operations as “executive officers” as defined under the Securities Exchange Act of 1934.

Amendments to Bylaws

As required to be reported under Item 5.03 of Form 8-K, on December 8, 2005, the Board of Directors adopted Restated Bylaws, which included numerous changes to the previous Bylaws of the Company.  The changes were made to reflect the Company’s present management structure and governance practices, to remove obsolete and conflicting provisions, to update the Bylaws in accordance with the Washington Business Corporations Act, and to follow a more logical organizational scheme.  The Restated Bylaws became effective immediately upon their adoption by the Board and do not require shareholder approval.

Material changes to the Bylaws included elimination of the positions of Vice Chairman of the Board and Chief Operating Officer, addition of provisions regarding conflicts of interest and standards of conduct for officers, modification of the notice provisions for consistency and to provide greater flexibility, a substantial reorganization and regrouping of provisions, and the addition of subheadings to assist in locating applicable provisions.

The summary of changes to the Bylaws set forth above is qualified in its entirety by reference to the full text of the Restated Bylaws of the Company, a copy of which is attached to this report as Exhibit 3.2 and incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information regarding directors under the caption “Election of Directors” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement sent to shareholders for the 2006 Annual Meeting (the 2006 Proxy Statement), which information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I, under the caption “Executive Officers of the Registrant”.

The Registrant has adopted codes of ethics for directors, officers (including the principal executive officer, principal financial officer and principal accounting officer), and employees.  These codes of ethics are available on the Registrant’s website at www.cngc.com.  Any changes to or waivers from the codes of ethics will be posted to the Registrant’s website as well.

Item 11.  Executive Compensation

Reference is made to the information regarding executive compensation set forth in the 2006 Proxy Statement under “Executive Compensation”, “Retirement Plan”, “Executive Supplemental Retirement Income Plan”, “Employment Agreements”, “Supplemental Benefit Trust”, “Director Compensation”, and under “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information regarding security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement (excluding the information under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance”), which information is incorporated herein by reference.

The following table sets forth information as of September 30, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	73,899	$19.95	299,292
Equity compensation plans not approved by security holders	None	None	None
Total	73,899	$19.95	299,292

Item 13.  Certain Relationships and Related Transactions

Reference is made to the information regarding certain relationships and transactions under the caption “Compensation Committee Interlocks and Insider Participation” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Reference is made to the information regarding fees paid to, and services provided by the registrant’s principal accountant under the caption “Independent Public Auditors” in the 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements:

		Consolidated Statements of Income and Comprehensive Income
		Consolidated Balance Sheets
		Consolidated Statements of Common Shareholders’ Equity
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedule:

SCHEDULE II

CASCADE NATURAL GAS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(Note)	Period
		(dollars in thousands)
Allowance for Doubtful Accounts:

Year ended:
September 30, 2003	$1,126	701		950	$877
September 30, 2004	$877	970		819	$1,028
September 30, 2005	$1,028	1,297		1,006	$1,319

Reserve - Notes Receivable:

September 30, 2003	$100	100		57	$143
September 30, 2004	$143	5		—	$148
September 30, 2005	$148	3		—	$151

Note: Accounts written off, net of recoveries

3.

Exhibits:  Reference is made to the index to exhibits following the signature page of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

December 13, 2005	By	/s/ Rick A. Davis
Date		Rick A. Davis
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Stevens	President, and
David W. Stevens	Chief Executive Officer	December 13, 2005
	(Principal Executive Officer)	Date

/s/ Rick A. Davis	Chief Financial Officer	December 13, 2005
Rick A. Davis	(Principal Financial Officer)	Date

/s/ James E. Haug	Controller	December 13, 2005
James E. Haug	(Principal Accounting Officer)	Date

/s/ Larry L. Pinnt	Chairman of the Board of Directors	December 13, 2005
Larry L. Pinnt		Date

/s/ Scott M. Boggs	Director	December 13, 2005
Scott M. Boggs		Date

/s/ Pirkko H. Borland	Director	December 13, 2005
Pirkko H. Borland		Date

/s/ Carl Burnham, Jr.	Director	December 13, 2005
Carl Burnham, Jr.		Date

/s/ Thomas E. Cronin	Director	December 13, 2005
Thomas E. Cronin		Date

/s/ David A. Ederer	Director	December 13, 2005
David A. Ederer		Date

/s/ Brooks G. Ragen	Director	December 13, 2005
Brooks G. Ragen		Date

/s/ Douglas G. Thomas	Director	December 13, 2005
Douglas G. Thomas		Date

INDEX TO EXHIBITS

Exhibit No

Description

3.1	Restated Articles of Incorporation of the Registrant as amended through March 28, 1996. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 19, 1996.

3.2	Restated Bylaws of the Registrant.

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

4.3

Second Supplemental Indenture, dated January 25, 2005, between the Company and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 25, 2005.

4.4	Intentionally omitted.

10.1	1998 Stock Incentive Plan of the Registrant.* Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.

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

10.5

Transaction Confirmation, dated May 18, 2004, between Enserco Energy Inc., and the Registrant, to the Base Contract for Sale and Purchase of Natural Gas dated September 12, 2002 between Enserco and the Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT. Incorporated by reference to Exhibit 10.5 to the Registrant's 2004 Form 10-K.

10.6

Consent to Assignments, Dated June 1, 1997, which assigns from Westcoast Gas Services Inc., (WGSI), to Engage Energy Canada, L.P. (Engage) all the rights and obligations as specified in the contracts contained herein as Exhibit No. 10.22. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1997 (1997 Form 10-K).

10.7	Intentionally omitted.

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

10.8.1

Assignment and Novation Agreement dated June 24, 2004, between Engage Energy Canada L.P., Nexen Marketing and the Registrant. This Assignment and Novation Agreement applies to the contract identified as Exhibit 10.8. Incorporated by reference to Exhibit 10.8.1 to the Registrant's 2004 Form 10-K.

10.9

Service Agreement dated and executed on September 11, 2001, between TransCanada Pipelines Limited and the Registrant, covering the period November 1, 2003 to October 31, 2028. Incorporated by reference to Exhibit 10.9 to the Registrant's 2004 Form 10-K.

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

10.21	Intentionally omitted.

10.22	Intentionally omitted.

10.22.1	Intentionally omitted.

10.22.2

Amendment dated February 28, 2003 to Amended and restated Natural Gas Sales Agreement dated August 17, 1994, between Engage Energy Canada L.P. and Registrant. A PORTION OF THIS AGREEMENT IS SUBJECT TO A REQUEST FOR CONFIDENTIAL TREATMENT. Incorporated by reference to Exhibit 10.22.2 to the Registrant’s 2003 Form 10-K.

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

10.25

Prearranged Permanent Capacity Release of Firm Natural Gas Transportation Agreements dated November 30, 1993 between Tenaska Gas Co., Tenaska Washington Partners, L.P., and the Registrant. Incorporated by reference to Exhibit 10.25 to the Registrant’s 1994 Form 10-K.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28

Reimbursement and Indemnity Agreement, dated January 25, 2005, between the Company and MBIA Insurance Corporation. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 25, 2005.

10.29	2000 Director Stock Award Plan of the Registrant.* Incorporated by reference to Exhibit 10.29 to the Registrant’s 2003 Form 10-K.

10.30

Executive Supplemental Retirement Income Plan of the Registrant and Supplemental Benefit Trust as amended and restated as of October 1, 2003. Incorporated by reference to Exhibit 10.30 to the Registrant’s 2003 Form 10-K.*

10.31	Form of employment agreement between the Registrant and certain executive officers of the Registrant. Incorporated by reference to Exhibit 10.31 to the Registrant’s 2003 Form 10-K.

10.32	Cascade Natural Gas Corporation Officer Severance Pay Plan, dated October 1, 2004.* Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated October 8, 2004.

10.33	Cascade Natural Gas Corporation – Cascade Incentive Plan and 401(k) Profit Sharing Plan *

10.34	Intentionally omitted.

10.35

Amended and Restated Loan Agreement, dated as of September 30, 2004, between U.S. Bank National Association and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2005. A portion of this agreement is subject to a request for confidential treatment.

10.36

Cascade Natural Gas Corporation Employee Retirement Savings Plan 2002 Restatement January 1, 2002 (As Amended Through Amendment No. 3). Incorporated by reference to Exhibit 10.36 to the Registrant's 2004 Form 10-K.*

10.37	Employment Agreement, dated March 3, 2005, between the Company and David W. Stevens. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005.*

10.38	Employment Agreement, dated March 3, 2005, between the Company and Rick Davis. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2005.*

10.39	Board Compensation Arrangements, dated September 29, 2004. Incorporated by reference to Exhibit 10.01to the Registrant’s Current Report on Form 8-K dated September 29, 2005.*

10.40	Cascade Natural Gas Corporation Severance Pay Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 26, 2005.*

10.41

Cascade Natural Gas Corporation Board of Directors Orientation and Continuing Education Policy. Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated September 13, 2005.*

12.	Statement regarding computation of ratio of earnings to fixed charges and preferred dividend requirements.

14.	Employee Ethics Policy. Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

21.	A list of the Registrant’s subsidiaries is omitted because the subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23.	Consent of Deloitte & Touche, LLP to the incorporation of their report in the Registrant’s registration statements.

31.	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.