Form 10-Q
period 2005-12-31
CASCADE NATURAL GAS CORP
filed 2006-02-08
CIK 18072

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐               Accelerated filer   ☒                  Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,442,516 as of January 31, 2006

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED

	Dec 31, 2005	Dec 31, 2004
	(thousands except per-share data)

Operating revenues	$158,632	$104,613

Less: Gas purchases	118,065	69,122
Revenue taxes	9,776	6,569
Operating margin	30,791	28,922

Cost of operations:
Operating expenses	9,642	10,420
Depreciation and amortization	4,414	4,205
Property and miscellaneous taxes	986	959
	15,042	15,584

Income from operations	15,749	13,338
Less interest and other deductions - net	2,972	2,894
Income before income taxes	12,777	10,444

Income taxes	4,737	3,812
Net Income	8,040	6,632
Other Comprehensive Income (Loss)
Unrealized losses on derivative commodity instruments	(95)	—
Income tax benefit	34	—
Other Comprehensive Income (Loss)	(61)	—

Comprehensive Income	$7,979	$6,632
Weighted average common shares outstanding	11,428	11,279
Earnings per common share, basic and diluted	$0.70	$0.59

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	Dec 31, 2005	Sep 30, 2005
	(Unaudited)
ASSETS
Utility Plant, net of accumulated depreciation of $261,237 and $257,008	$340,651	$340,461
Construction work in progress	1,282	2,021
	341,933	342,482
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	46	46
	248	248
Current Assets:
Cash and cash equivalents	2,320	1,128
Accounts receivable and current maturities of notes receivable, less allowance of $1,427 and $1,319 for doubtful accounts	96,658	23,163
Prepaid expenses and other assets	6,059	9,463
Derivative instrument assets - energy commodity	48,426	91,957
Materials, supplies and inventories	10,139	14,142
Deferred income taxes	2,286	2,292
	165,888	142,145
Deferred Charges and Other
Gas cost changes	15,223	16,630
Derivative instrument assets - energy commodity	35,810	43,440
Other	7,247	7,960
	58,280	68,030

	$566,349	$552,905

	Dec 31, 2005	Sep 30, 2005
	(Unaudited)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,439,290 and 11,413,019 shares	$11,439	$11,413
Additional paid-in capital	104,338	103,781
Accumulated other comprehensive income (loss)	(12,549)	(12,487)
Retained earnings	21,202	15,908
	124,430	118,615

Long-term Debt	165,726	173,840

Current Liabilities:
Short-term debt	18,900	12,500
Current maturities of long-term debt	8,000	—
Accounts payable	63,105	17,841
Property, payroll and excise taxes	10,449	5,520
Dividends and interest payable	5,398	6,920
Regulatory liabilities	48,372	91,217
Other current liabilities	12,826	8,209
	167,050	142,207

Deferred Credits and Other Non-current Liabilities:
Deferred income taxes and investment tax credits	42,950	43,429
Retirement plan obligations	18,429	19,042
Regulatory liabilities	42,856	50,584
Other	4,908	5,188
	109,143	118,243

Commitments and Contingencies	—	—
	$566,349	$552,905

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	(dollars in thousands)
	Dec 31, 2005	Dec 31, 2004
Operating Activities:
Net income	$8,040	$6,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,414	4,205
Deferrals of gas cost changes	(2,472)	100
Amortization of gas cost changes	3,880	1,794
Other deferrals and amortizations	(679)	(154)
Deferred income taxes and tax credits - net	(473)	418
Change in current assets and liabilities	(11,873)	(8,571)
Net cash provided by operating activities	837	4,424

Investing Activities:
Capital expenditures	(4,428)	(8,180)
Customer contributions in aid of construction	672	410
Net cash used by investing activities	(3,756)	(7,770)

Financing Activities:
Proceeds from issuance of common stock	584	504
Repayment of long-term debt	(114)	(4,000)
Changes in short-term debt, net	6,400	11,500
Dividends paid	(2,747)	(2,710)
Other	(12)	—
Net cash provided by financing activities	4,111	5,294

Net Increase in Cash and Cash Equivalents	1,192	1,948

Cash and Cash Equivalent:
Beginning of year	1,128	499
End of period	$2,320	$2,447

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE-MONTH PERIOD ENDED DECEMBER 31

The preceding statements were taken from the books and records of the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  Because of the highly seasonal nature of the natural gas distribution business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

Reference is directed to the Notes to Consolidated Financial Statements contained in the 2005 Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Note 1.  New Accounting Standards

FAS No. 151:  As of October 1, 2005, the Company adopted Statement of Financial Accounting Standards (FAS) No. 151, “Inventory Costs”.  This standard is an amendment of Accounting Research Bulletin (ARB) No. 43, clarifying the requirement that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period costs.  Adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 123 (revised 2004):  As of October 1, 2005, the Company adopted FAS No. 123 (revised 2004), “Share-Based Payment” {FAS No. 123(R)}. This statement is a revision of FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under FAS No. 123(R) the Company is required to recognize as expense the fair value of equity instruments, including stock options, to be issued in exchange for goods or services.  Adoption of this standard did not have a significant impact on the Company’s financial statements, but additional footnote disclosure is required and is included in Note 4 below.

Note 2.  Earnings Per Share

The following table sets forth the calculation of earnings per share:

	Three Months Ended December 31
	2005	2004
	(in thousands except per-share data)
Net income	$8,040	$6,632

Weighted average shares outstanding	11,428	11,279
Basic earnings per share	$0.70	$0.59

Weighted average shares outstanding	11,428	11,279
Plus: Issued on assumed exercise of stock options	2	13
Weighted average shares outstanding assuming dilution	11,430	11,292

Diluted earnings per share	$0.70	$0.59

Note 3.  Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized in the three-month periods ended December 31, 2005 and 2004:

Net Periodic Benefits Cost

	Three Months Ended
	Dec 31, 2005	Dec 31, 2004
	(Dollars in Thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$216	$197
Interest cost	965	961
Expected return on plan assets	(1,101)	(1,041)
Recognized gains or losses	421	386
Prior service cost	38	46
Net Periodic Benefit Cost Recognized	$539	$549

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$28	$35
Interest cost	164	275
Expected return on plan assets	(219)	(211)
Recognized gains or losses	181	187
Prior service cost	(615)	(330)
Net Periodic Benefit Cost Recognized	$(461)	$(44)

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$205	$243

Retirement Plan Funding

For the three months ended December 31, 2005, $630,000 of contributions have been made to the Company’s defined benefit pension plans.  The Company presently anticipates contributing an additional $2,690,000 to fund its pension plans for a total of $3,320,000 in fiscal 2006.

Note 4.  Share-Based Payment

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (FAS 123(R)), Share-Based Payment.  See Note 1 above.  During the quarter, the Company did not have any share-based payment transactions.  Following are disclosures under FAS 123(R) for share-based payment arrangements that were in effect during the quarters ended December 31, 2005 and 2004.

Under the Company’s 2000 Director Stock Award Plan, each non-employee director is awarded 500 shares of the Company’s common stock annually.  During the quarters ended December 31, 2005 and December 31, 2004, the Company recognized $23,000 and $22,000 as expense under this plan.  The value of the stock granted under this plan is based on the market value on the date of the award.

Under the Company’s 1998 Stock Incentive Plan, there are 28,233 stock options granted in 2001, exercisable at $18.565, and 44,000 stock options granted in 2002, exercisable at $20.84.  The 2001 options expire in 2006, and the 2002 options expire in 2012.  All options are fully vested.  When the options were granted and during the vesting periods, the Company applied the intrinsic value method under Accounting Principles Board (APB) Opinion 25, and no expense has been recognized.

The Company’s employment contracts with its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO) contain grants of restricted stock.  Under the CEO grant, 5,000 shares are restricted until the CEO completes one year of employment, and another 5,000 shares are restricted until he completes two years of employment.  Under the CFO grant, 5,000 shares are restricted until he completes one year of employment.  During this period, each executive is restricted from selling his shares. The value of the shares granted was based on the market value as of the grant date.  During the quarter ended December 31, 2005, $62,000 was recognized as compensation expense.  None was recognized in the quarter ended December 31, 2004.

Note 5.  Commitments and Contingencies

Unregistered Shares of Common Stock Under DRIP

The Company determined in April 2005 that the number of shares of its common stock issued pursuant to the Company’s Automatic Dividend Reinvestment Plan (the DRIP) had exceeded the number of shares previously registered for such purpose under the Securities Act of 1933, as amended (the Securities Act).  As a result, the Company may have failed to comply with the registration or qualification requirements of federal and applicable state securities laws with respect to shares issued under the DRIP from August 2003 to April 2005.

The Company has evaluated the impact of the issuance of unregistered shares on the DRIP participants affected and has considered whether any actions, including a formal rescission offer to the purchasers of the unregistered shares, should be taken to rectify this oversight.  The estimated costs of conducting a rescission offer as compared to the potential for financial benefit to participants in the DRIP indicate that a rescission offer may not be in the best interests of the Company or its shareholders, including the participants in the DRIP.  None of the DRIP participants involved has asked the Company to repurchase any of the unregistered shares, and the Company considers it unlikely that it will be required to do so. However, if the Company were required to repurchase all of the unregistered shares sold since December 31, 2004 (approximately the period remaining within the one-year statute of limitations applicable to sales of unregistered shares under the Securities Act), cash of approximately $393,000 would be used to retire approximately 19,131 shares.

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

Management has recently completed a review of the Company’s insurance coverage and believes it has adequate insurance to cover costs of the above two claims.  In the event the insurance proceeds do not completely cover the costs, management intends to seek recovery from its customers through increased rates.  There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utilities Commission (OPUC) have previously allowed regulated utilities to increase customer rates to cover similar costs.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month periods ended December 31, 2005 and 2004.

OVERVIEW

The Company is a local distribution company (LDC) serving approximately 235,000 customers in the States of Washington and Oregon.  Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas.  The Company’s primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers.  Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers.  The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

Key elements of the Company’s strategy:

•                  Remain focused on the natural gas distribution business.

•                  Pursue appropriate regulatory treatment, including initiatives to decouple the Company’s earnings from weather fluctuations and changing customer consumption patterns, and remove other regulatory impediments to effective management of the business.

•                  Economic expansion of its customer base by prudently managing capital expenditures and ensuring new customers provide sufficient margins for an appropriate return on the new investment required to acquire the customers.

•     Continue to focus on operational efficiencies.

•                  Generate earnings and manage cash flow to maintain and strengthen the Company’s ability to attract the funding needed to reliably serve new and existing customers.

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

Overall revenues and margins are negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to reduce energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  However, the Company continues to believe that energy efficiency and conservation are the most viable near-term tactics for reducing customer bills and influencing wholesale natural gas prices.  They also form a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rates ties the recovery of cost to volumetric sales. This traditional rate design creates a financial disincentive for utilities to promote conservation.  The Company is working with regulators and other stakeholders in each state to develop an acceptable decoupling mechanism that will enable the Company to promote conservation while still recovering its operating costs and earning a fair return on its invested capital.  Similar approaches have been implemented in many states and are endorsed by a variety of organizations, including the recent endorsement by the National Association of Regulated Utility Commissions.  The results of such rate requests and other initiatives for regulatory relief are subject to significant uncertainties.

The Company earns approximately one third of its operating margin from industrial and electric generation customers.  Loss of major industrial customers, or unfavorable conditions affecting an industry segment, would have a detrimental impact on the Company’s earnings.  Many external factors over which the Company has no control can significantly impact the amount of gas consumed by industrial and electric generation customers and, consequently, the margins earned by the Company.

Revenues and margins from the Company’s residential and small commercial customers are highly weather-sensitive.  In a cold year, the Company’s earnings are boosted by the effects of the weather, and conversely in a warm year, the Company’s earnings suffer. Peak requirements also drive the need to reinforce our systems (i.e., increase capacity).  Our operations group considers innovative approaches such as temporarily utilizing mobile gas supply rather than making large investments in long-term capacity increases which may not be fully utilized.

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

Our customer service call center organization recently voted to accept union representation.  The Company plans to attempt to negotiate an agreement that will support our effort to cost-effectively provide superior customer service.  The timing and results of negotiations are uncertain.

The contract with the union representing our service mechanics and construction staff expires on April 1, 2006.  Again, we plan to attempt to negotiate an agreement that supports superior and cost-effective customer service.  We anticipate that negotiations will be concluded by the contract expiration date of April 1, 2006.

We continue to pursue operating efficiencies and cost reductions.  During fiscal 2004, we completed the implementation of automated meter reading capability covering our entire service area.  This reduced our staffing needs by 27 full-time equivalent positions.  During fiscal 2005, the centralization of our customer service activities and other organizational changes, enabled by a variety of other improvements, reduced our staffing from 428 to 375, more than a 12% reduction.  Our current organization is able to service more customers at a lower cost than in prior years.  Changes completed during fiscal 2005 alone resulted in improving our customer-per-employee ratio from 500 to 600.  We continue to look for additional operating improvements.

We carefully analyze the economics of our spending to support growth.  When justified under our tariffs, we work with developers, business owners and residents to share certain construction costs to assure a fair return to the Company.  Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions while providing for a safe and reliable system.  Improvements implemented during the current quarter have contributed to an average cost per service line reduction of 12%, while the number of new meters installed rose slightly.  These changes, combined with a reduction in non-revenue- generating initiatives as compared to a year ago, are expected to result in a significant reduction in capital spending over the current fiscal year.

Management continuously seeks improvement opportunities in all areas.  Our discussion above covering regulatory change, labor relations, operating practices, our organization and our investment to maintain and expand our gas delivery system are examples. To assist the Company in evaluating all available options to maximize shareholder value, the Company has retained J.P. Morgan Securities Inc. to provide strategic and financial advice as well as regulatory support. The Company is currently finalizing its rate case filing, including its Conservation Alliance Plan (decoupling), for its Washington State operations and expects to file before the end of the second fiscal quarter.

RESULTS OF OPERATIONS

The Company’s net income was $8,040,000, or $0.70 per share, basic and diluted, for the fiscal 2006 first quarter (quarter ended December 31, 2005), compared to $6,632,000, or $0.59 per share, basic and diluted, for the quarter ended December 31, 2004.  The largest factors influencing the quarterly comparisons were:

•                  Increase in residential and commercial per-customer gas consumption:  $0.08 per share

•                  Increase in margin from new residential and commercial customers:  $0.06 per share

•                  Reduction in labor expense:  $0.04 per share

•                  Reduction in employee benefits expense:  $0.03 per share

Factors mitigating the quarterly earnings improvement include:

•                  Accrual of incentive compensation:  ($0.04) per share

•                  Change in regulatory methodology affecting allocation of gas cost between quarters:  ($0.03) per share

Operating Margin

Operating margins by customer category for the first quarter of fiscal years 2006 and 2005 are set forth in the following tables:

Residential and Commercial Margin

	First Quarter of Fiscal		Percent Change
	2006	2005
	(dollars in thousands)
Degree Days
Actual	2,250	1,945	15.7%
5-Year Average	2,106	2,091
Average Number of Customers Billed
Residential	201,204	191,100	5.3%
Commercial	30,586	29,840	2.5%
Average Therm Usage per Customer
Residential	274	251	9.2%
Commercial	1,325	1,161	14.1%
Operating Margin
Residential	$15,469	$14,224	8.8%
Commercial	$7,888	$7,461	5.7%

Margin from sales to residential and commercial customers increased by $1,672,000 on an aggregate basis, and the net increase was influenced by three primary factors.  An overall increase of 10,850 in the average number of residential and commercial customers billed, assuming the same average consumption per customer as last year, contributed $1,069,000 in additional margin.  The combined growth rate for residential and commercial customers was 4.9%, more than two times the national average for natural gas distribution companies.  Additionally, the increase in average gas usage per customer added $1,420,000 in margin.  The primary use of gas by residential customers is for space and water heating; therefore, average consumption per customer is very sensitive to weather, particularly during the Company’s first and second fiscal quarters.  Consumption by commercial customers is also sensitive to weather.  The sensitivity is more difficult to isolate and measure than for residential customers because of a variety of uses in addition to space and water heating.

Partially offsetting the above increases was a $535,000 reduction in the comparison of first quarter margins, which resulted from a change in how we recognize pipeline demand charges.  This change was driven by the Company’s October 1, 2005 Purchase Gas Adjustment (PGA) filing in Oregon.  The constant is that the cost of pipeline demand charges, which are relatively flat, is recovered in monthly billings based on volume.  Thus, we collect substantially more during our two winter quarters, which is offset during our summer quarters.  Until the first quarter of fiscal 2006, the Company recorded the collections as revenues when billable, and the costs as incurred, which resulted in a lift in the prior first quarter’s reported margins of the above amount.  With the recent change, we recognize pipeline demand cost at a level to match its recovery each period, and any over or under collection flows to or from the deferred gas cost balance.  The impact has been to reduce the stated increase in quarterly margin due to the margin lift of a year ago.  This change is not expected to have an impact on full-year earnings.

Industrial and Other Margin

	First Quarter of Fiscal		Percent Change
	2006	2005
	(dollars in thousands)
Average Number of Customers
Electric Generation	12	14	-14.3%
Industrial	702	736	-4.6%
	714	750	-4.8%
Therms Delivered (thousands)
Electric Generation	121,189	117,365	3.3%
Industrial	109,207	110,414	-1.1%
	230,396	227,779	1.1%
Operating Margin ($ thousands)
Electric Generation	$2,267	$2,007	13.0%
Industrial	5,135	5,307	-3.2%
Gas Management Services	337	391	-13.8%
Mark-to-Market Valuations	(579)	(668)	-13.3%
Other	274	200	37.0%
	$7,434	$7,237	2.7%

The increase in margin from electric generation customers was equally split between the recognition of a settlement involving an inactive power plant and greater gas consumption by other electric generation customers in response to cooler December weather.  Looking ahead, gas usage by generation customers will continue to depend on regional demand for power, availability of hydro resources, and the relationship between the market price of electricity and the cost of gas.

Cost of Operations

Cost of Operations (operating expense, depreciation and amortization, and property and miscellaneous taxes) was down by $542,000, compared to the first quarter of fiscal year 2005.   Management initiatives resulted in $1.6 million in reduced quarterly operating expenses.  Last fall’s reduction in force, combined with other reduction opportunities and a focus on managing overtime, reduced direct labor costs by $638,000.  Outsourcing our retiree medical obligations to an insurance company contributed toward the $617,000 in reduced benefit costs.  Another $356,000 in year-to-year cost reductions was achieved in various corporate and administrative areas.  These operating cost savings were partially offset by incentive compensation accruals totaling $680,000.  Depreciation and amortization increased $209,000, consistent with capital spending over the most recent four quarters.  We also increased bad-debt expense by $180,000 in anticipation of potential collection issues due to recent gas cost increases.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer receivables, deferred gas costs and other business needs.  To provide working capital for these requirements, the Company has a $60,000,000 bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007.  The Company also has a $10,000,000 uncommitted line of credit.  As of December 31, 2005, there was $18,900,000 outstanding under these credit lines.

Due to the nature of the Company’s business, which is characterized by predictable payments from a stable customer base, and our expectations that capital spending will be reduced from the last few years, we expect to have limited need for additional capital during fiscal year 2006.  For this reason, management believes it has adequate liquidity and borrowing lines to meet our anticipated needs and estimates that cash flow will be sufficient to support operations, fund capital spending, and pay dividends at their current level.

Operating Activities

In spite of improved net income, cash flow generated from operating activities declined $3,587,000 compared to the first quarter of fiscal 2005.  The largest single contributing factor was receivables growth reflecting higher gas costs.  This was partially offset with a decline in prepaid expenses, primarily due to a reduction in prepaid income taxes.

Investing Activities

Capital spending during the quarter was $3.8 million compared to $7.8 million in the first quarter of fiscal year 2005.  Part of the difference was due to $1.0 million relating to the completed AMR and call center centralization projects, and $1.4 million of one-time specific system reinforcement expenditures, in the first quarter of fiscal year 2005.  The remaining $1.6 million reduction is attributable to the implementation of a new investment evaluation process to assure that all capital spending provides an adequate return or is required for safety or regulatory compliance.  Our current expectation is that we will end the year at or below our fiscal 2006 capital budget of $22.0 million.

Financing Activities

Other than the payment of dividends, the Company’s primary financing activity during the first quarter of fiscal 2006 was the $6,400,000 net increase in short-term debt to provide seasonal working capital required by the growth in customer receivables.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In following GAAP, management exercises judgment in selection and application of accounting principles.  Management considers critical accounting policies to be those where different assumptions regarding application could result in material differences in financial statements.  The Company’s critical accounting policies were described in its Annual Report on Form 10-K for the year ended September 30, 2005, under Part II, Item 7, and have not changed significantly since that report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has evaluated its risk related to financial instruments whose values are subject to market sensitivity.  The Company has fixed-rate debt obligations but does not currently have derivative financial instruments subject to interest rate risk.  The Company makes interest and principal payments on these obligations in the normal course of its business and may redeem its debt obligations prior to normal maturities if warranted by market conditions.

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

Item 4.  Controls and Procedures

The Company maintains controls and procedures designed to provide reasonable assurance that required disclosure information in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of the end of the quarter covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

PART II.  Other Information

Item 6.  Exhibits

No	Description

12	Computation of Ratio of Earnings to Fixed Charges

31	Certifications Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ Rick A. Davis	.

Rick A. Davis
Chief Financial Officer
(Principal Financial Officer)

Date:	February 7, 2006	.