Form 10-Q
period 2006-03-31
CASCADE NATURAL GAS CORP
filed 2006-05-09
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,481,486 as of April 28, 2006

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

		THREE MONTHS ENDED		SIX MONTHS ENDED
		Mar 31, 2006	Mar 31, 2005	Mar 31, 2006	Mar 31, 2005
		(thousands except per-share data)

	Operating revenues	$162,796	$117,711	$321,428	$222,324

Less:	Gas purchases	118,010	78,331	236,075	147,452
	Revenue taxes	11,555	8,538	21,331	15,108
	Operating margin	33,231	30,842	64,022	59,764

	Cost of operations:
	Operating expenses	10,755	11,021	20,398	21,441
	Depreciation and amortization	4,435	4,280	8,849	8,485
	Property and miscellaneous taxes	870	944	1,856	1,903
		16,060	16,245	31,103	31,829

	Income from operations	17,171	14,597	32,919	27,935
	Less interest and other deductions - net	2,884	2,976	5,855	5,870
	Income before income taxes	14,287	11,621	27,064	22,065

	Income taxes	5,301	4,269	10,038	8,081
	Net Income	8,986	7,352	17,026	13,984
	Other Comprehensive Income (Loss)
	Unrealized losses on derivative commodity instruments	(890)	—	(985)	—
	Income tax benefit	319	—	353	—
	Other Comprehensive Income (Loss)	(571)	—	(632)	—

	Comprehensive Income	$8,415	$7,352	$16,394	$13,984

	Weighted average common shares outstanding	11,455	11,312	11,441	11,296

	Earnings per common share, basic and diluted	$0.78	$0.65	$1.49	$1.24

	Cash dividends per share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	Mar 31, 2006	Sep 30, 2005
	(dollars in thousands)
ASSETS
Utility Plant, net of accumulated depreciation of $265,393 and $257,008	$340,712	$340,461
Construction work in progress	1,078	2,021
	341,790	342,482
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	3	46
	205	248
Current Assets:
Cash and cash equivalents	6,678	1,128
Accounts receivable and current maturities of notes receivable, less allowance of $1,347 and $1,319 for doubtful accounts	75,714	23,163
Prepaid expenses and other assets	7,152	9,463
Derivative instrument assets - energy commodity	16,663	91,957
Materials, supplies and inventories	6,289	14,142
Deferred income taxes	2,233	2,292
	114,729	142,145
Deferred Charges and Other
Gas cost changes	6,461	16,630
Derivative instrument assets - energy commodity	13,841	43,440
Other	8,335	7,960
	28,637	68,030

	$485,361	$552,905

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	Mar 31, 2006	Sep 30, 2005
	(dollars in thousands)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,471,273 and 11,413,019 shares	$11,471	$11,413
Additional paid-in capital	104,978	103,781
Accumulated other comprehensive income (loss)	(13,120)	(12,487)
Retained earnings	27,434	15,908
	130,763	118,615

Long-term Debt	165,601	173,840

Current Liabilities:
Short-term debt	—	12,500
Current maturities of long-term debt	8,000	—
Accounts payable	35,894	17,841
Property, payroll and excise taxes	10,321	5,520
Dividends and interest payable	6,947	6,920
Regulatory liabilities	16,663	91,217
Other current liabilities	24,551	8,209
	102,376	142,207

Deferred Credits and Other Non-current Liabilities:
Deferred income taxes and investment tax credits	41,065	43,429
Retirement plan obligations	17,869	19,042
Regulatory liabilities	20,934	50,584
Other	6,753	5,188
	86,621	118,243

Commitments and Contingencies	—	—
	$485,361	$552,905

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	(dollars in thousands)
	Mar 31, 2006	Mar 31, 2005
Operating Activities:
Net income	$17,026	$13,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,849	8,485
Deferrals of gas cost changes	2,232	(2,266)
Amortization of gas cost changes	7,937	3,750
Other deferrals and amortizations	(951)	(491)
Deferred income taxes and tax credits - net	(2,305)	835
Change in current assets and liabilities	(2,180)	1,860
Net cash provided by operating activities	30,608	26,157

Investing Activities:
Capital expenditures	(9,492)	(16,130)
Customer contributions in aid of construction	1,430	601
Net cash used by investing activities	(8,062)	(15,529)

Financing Activities:
Proceeds from issuance of long-term debt, net	—	28,119
Proceeds from issuance of common stock	1,255	1,290
Repayment of long-term debt	(239)	(9,000)
Changes in short-term debt, net	(12,500)	(20,000)
Dividends paid	(5,501)	(5,431)
Other	(11)	—
Net cash provided by financing activities	(16,996)	(5,022)

Net Increase in Cash and Cash Equivalents	5,550	5,606

Cash and Cash Equivalent:
Beginning of year	1,128	499
End of period	$6,678	$6,105

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

Note 2.  Earnings Per Share

The following table sets forth the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	Mar 31 2006	Mar 31 2005	Mar 31 2006	Mar 31 2005
	(in thousands except per-share data)
Net income	$8,986	$7,352	$17,026	$13,984

Weighted average shares outstanding	11,455	11,312	11,441	11,296
Basic earnings per share	$0.78	$0.65	$1.49	$1.24

Weighted average shares outstanding	11,455	11,312	11,441	11,296

Plus: Issued on assumed exercise of stock options	—	3	—	4

Weighted average shares outstanding assuming dilution	11,455	11,315	11,441	11,300

Diluted earnings per share	$0.78	$0.65	$1.49	$1.24

Note 3.  Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized in the three- and six-month periods ended March 31, 2006 and 2005:

Net Periodic Benefits Cost

	Three Months Ended		Six Months Ended
	Mar 31 2006	Mar 31 2005	Mar 31 2006	Mar 31 2005
	(Dollars in Thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$216	$197	$433	$394
Interest cost	965	961	1,761	1,922
Expected return on plan assets	(1,101)	(1,041)	(1,888)	(2,081)
Recognized gains or losses	421	386	738	772
Prior service cost	38	46	76	91
Net Periodic Benefit Cost Recognized	$539	$549	$1,120	$1,098

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$28	$35	$56	$70
Interest cost	164	275	329	550
Expected return on plan assets	(219)	(211)	(439)	(423)
Recognized gains or losses	181	187	362	374
Prior service cost	(615)	(330)	(1,231)	(660)
Net Periodic Benefit Cost Recognized	$(461)	$(44)	$(923)	$(89)

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$203	$250	$408	$492

Retirement Plan Funding

For the three months ended March 31, 2006, $630,000 of contributions were made to the Company’s defined benefit pension plans, and the six-month total is $1,260,000.  The Company presently anticipates contributing an additional $2,680,000 to fund its pension plans for a total of $3,940,000 in fiscal 2006.

Note 4.  Share-Based Payment

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (FAS 123(R)), Share-Based Payment.  See Note 1 above.  During the fiscal year-to-date, the Company did not have any share-based payment transactions.  Following are disclosures under FAS 123(R) for share-based payment arrangements that were in effect during the three- and six-month periods ended March 31, 2006 and 2005.

Under the Company’s 2000 Director Stock Award Plan, each non-employee director is awarded 1,000 shares of the Company’s common stock annually following shareholder approval from this year’s annual meeting.  During the quarters ended March 31, 2006 and March 31, 2005, the Company recognized $97,000 and $15,000 as expense under this plan. For the respective six-month periods, the Company recognized $119,000 and $37,000.  The value of the stock granted under this plan is based on the market value on the date of the award.

Under the Company’s 1998 Stock Incentive Plan, 44,000 stock options granted in 2002 are exercisable at $20.84.  The 2002 options expire in 2012.  All options are fully vested.  When the options were granted and during the vesting periods, the Company applied the intrinsic value method under Accounting Principles Board (APB) Opinion 25, and no expense has been recognized.

The Company’s employment contracts with its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO) contain grants of restricted stock.  Under the CEO grant, 5,000 shares are restricted until the CEO completes one year of employment, and another 5,000 shares are restricted until he completes two years of employment. Under the CFO grant, 5,000 shares are restricted until he completes one year of employment.  During this period, each executive is restricted from selling his shares. The value of the shares granted was based on the market value as of the grant date. During the quarters ended March 31, 2006, the Company recognized $62,000 as compensation expense under this plan. For the six-month period, the Company recognized $124,000. No expense was recognized in the first two quarters of fiscal 2005.

Note 5.  Commitments and Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three- and six-month periods ended March 31, 2006 and 2005.

OVERVIEW

The Company is a local distribution company (LDC) serving approximately 237,000 customers in the States of Washington and Oregon.  Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas.  The Company’s primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers.  Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers.  The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

Key elements of the Company’s operating strategy:

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

Opportunities and Challenges

The Company operates in a diverse service territory over a wide geographic area relative to the Company’s overall size and number of customers.  The economies of various parts of the service area are supported by a variety of industries and are affected by the conditions that impact those industries.  Management believes there are growth opportunities in the Company’s service area, especially in the residential and commercial segments.  Factors contributing to these opportunities include general population growth in the service area, including some areas of rapid growth, and to a lesser extent, low market penetration in many of the towns served.

Overall revenues and margins are negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to reduce energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  However, the Company continues to believe that energy efficiency and conservation are the most viable near-term tactics for reducing customer bills and influencing wholesale natural gas prices.  They also form a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rates ties the recovery of cost to volumetric sales. This traditional rate design creates a financial disincentive for utilities to promote conservation.  The Company has filed a rate case in the State of Washington along with a request to decouple the margin recovery from volume. The Company continues to work with the regulatory staff and other stakeholders in this case to develop an acceptable decoupling mechanism that will enable the Company to promote conservation while still recovering its operating costs and earning a fair return on its invested capital.  Similar approaches have been implemented in many states, including Oregon (see below), and are endorsed by a variety of organizations, including the recent endorsement by the National Association of Regulatory Utility Commissions.  The results of such rate requests and other initiatives for regulatory relief are subject to significant uncertainties.

In April 2006, the OPUC approved the Company’s request to implement its Conservation Alliance Program, which effectively decouples operating margin from the impacts of conservation and weather on gas usage by residential and commercial customers in its Oregon service area.  The filing provides a mechanism where the Company will adjust its earnings recovery to fully recover the Commission-granted level of earnings per customer.  This is done via a deferral mechanism for both conservation and weather.  In simple terms, the Company will book the actual earnings and a deferral for both conservation and normal weather each month.  The next year, depending on the amount of conservation and level of weather, the Company will adjust its rate either downward or upward to ensure recovery at the allowed level.

Revenues and margins from the Company’s residential and small commercial customers in Washington are highly weather-sensitive.  In a cold year, the Company’s earnings are boosted by the effects of the weather, and conversely in a warm year, the Company’s earnings suffer.  Peak requirements also drive the need to reinforce our systems (i.e., increase capacity).  Our operations group considers innovative approaches such as temporarily utilizing mobile gas supply rather than making large investments in long-term capacity increases which may not be fully utilized.

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

Our customer service call center organization recently voted to accept union representation.  The Company is attempting to negotiate an agreement that will support our effort to cost-effectively provide superior customer service.  The timing and results of negotiations are uncertain.

During April, the company entered into a three-year agreement, commencing April 1, with the union representing its field operations personnel. The highlights of our agreement with the International Chemical Workers Union (ICWU) that represent our field employees are:  a) a 3 year agreement, b) reduced medical benefits consistent with our non-bargaining unit employees, c) modifications to the pension plan including that employees hired into the Union after January 1, 2007 will not be eligible for the pension plan, but will be under the Company’s defined contribution plan via its 401(k), and d) annualized wage increases of 2.5%, 2% and 2%.

We continue to pursue operating efficiencies and cost reductions.  During fiscal 2004, we completed the implementation of automated meter reading capability covering our entire service area.  This reduced our staffing needs by 27 full-time equivalent positions.  During fiscal 2005, the centralization of our customer service activities and other organization changes, enabled by a variety of other improvements, reduced our staffing from 428 to 375, more than a 12% reduction.  Our current organization is able to service more customers at a lower cost than in prior years.  Changes completed during fiscal 2005 alone resulted in improving our customer-per-employee ratio from 500 to 600.  We continue to look for additional operating improvements.

We carefully analyze the economics of our spending to support growth.  When justified under our tariffs, we work with developers, business owners and residents to share certain construction costs to assure a fair return to the Company.  Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions while providing for a safe and reliable system.  Improvements implemented during the current year have contributed to an average cost per service line reduction of at least 12%, while the number of new meters installed remained about level.  These changes, combined with a reduction in non-revenue-generating initiatives as compared to a year ago, are expected to result in a significant reduction in capital spending over the current fiscal year.

Management continuously seeks improvement opportunities in all areas.  Our discussion above covering regulatory change, labor relations, operating practices, our organization and our investment to maintain and expand our gas delivery system are examples. To assist the Company in evaluating all available options to maximize shareholder value, the Company has retained J.P. Morgan Securities, Inc., to provide strategic and financial advice as well as regulatory support. In addition, the Company is considering other strategic alternatives, including a possible business combination.

RESULTS OF OPERATIONS

The Company’s net income was $8,986,000, or $0.78 per share, basic and diluted, for the fiscal 2006 second quarter (quarter ended March 31, 2006), compared to $7,352,000, or $0.65 per share, basic and diluted, for the quarter ended March 31, 2005. Year-to-date net income was $17,026,000, or $1.49 per share, basic and diluted, compared to $13,984,000, or $1.24 per share, basic and diluted, for the same period last year. The largest factors influencing the quarterly comparisons were:

	Earnings per Share Effect
	Quarter	Year-to- date
Operating Margin Increases (Decreases):
Residential & commercial customers	$0.15	$0.24
Electric generation customers	$0.04	$0.06
Mark-to-market valuations	$(0.03)	$(0.03)
2005 reversal of Oregon earnings sharing	$(0.03)	$(0.03)

Cost of Operations Decreases (Increases)
Cost-savings initiatives	$0.10	$0.20
Reduction in capitalization of expenses	$(0.03)	$(0.04)
Accrual of incentive compensation	$(0.08)	$(0.11)

These above items are discussed in more detail in the paragraphs that follow.

Operating Margin

Operating margins by customer category for the second quarter and year-to-date for fiscal years 2006 and 2005 are set forth in the following tables:

Residential and Commercial Margin

	Quarter Ended Mar 31		Percent	Year-to-Date		Percent
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
Degree Days
Actual	2,269	2,230	1.7%	4,520	4,175	8.3%
5-Year Average	2,299	2,271		4,406	4,362
Average Number of Customers Billed
Residential	205,537	196,094	4.8%	203,371	193,597	5.0%
Commercial	31,149	30,475	2.2%	30,868	30,157	2.4%
Average Therm Usage per Customer
Residential	268	266	0.8%	542	517	4.8%
Commercial	1,354	1,328	2.0%	2,680	2,491	7.6%
Operating Margin
Residential	$16,043	$14,231	12.7%	$31,512	$28,455	10.7%
Commercial	$8,602	$7,724	11.4%	$16,490	$15,185	8.6%

Quarter-to-Quarter

Residential and commercial margins increased by $2.7 million for the quarter. Customer growth at 4.5% contributed $1.1 million to margins and higher average consumption contributed $544,000.  Slightly colder weather drove the increased consumption. Reductions in incurred gas costs absorbed under our Oregon tariff contributed another $1.6 million and miscellaneous services added $221,000. These benefits to margin were partially offset by changes to the Company’s Oregon purchased gas adjustment filing (PGA) last fall, which has the effect of reallocating certain demand charge recoveries within each fiscal year. For the second quarter, this change reduced the reported margin by $696,000 when compared to the same quarter in fiscal 2005, but it is not expected to impact full year earnings.

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

Year-to-Date

Residential and commercial margins increased by $4.4 million for the year-to-date period.  Primary contributors were customer growth adding $2.1 million and higher consumption per customer adding another $2.1 million.  Average consumption was 5.1% higher for the period primarily due to colder weather than last year.  Reductions in incurred Oregon Gas cost of $948,000, and $374,000 of increased services revenue further contributed to the improvement.  Partially offsetting these items were $1.2 million resulting from the Oregon PGA changes.

Industrial and Other Margin

	Quarter Ended Mar 31		Percent	Year-to-Date		Percent
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
Average Number of Customers
Electric Generation	11	13	-15.4%	12	13	-7.7%
Industrial	696	724	-3.9%	699	730	-4.2%
	707	737	-4.1%	711	743	-4.3%
Therms Delivered (thousands)
Electric Generation	98,115	113,977	-13.9%	219,308	231,342	-5.2%
Industrial	113,756	114,913	-1.0%	222,962	225,327	-1.0%
	211,871	228,890	-7.4%	442,270	456,669	-3.2%
Operating Margin ($thousands)
Electric Generation	$2,771	$2,027	36.7%	$5,038	$4,034	24.9%
Industrial	5,048	5,190	-2.7%	10,182	10,497	-3.0%
Gas Management Services	625	324	92.9%	963	714	34.9%
Mark-to-Market Valuations	—	549	-100.0%	(579)	(119)	386.6%
Other	142	272	-47.8%	416	473	-12.1%
Oregon Earnings Sharing	—	525	-100.0%	—	525	-100.0%
	$8,586	$8,887	-3.4%	$16,020	$16,124	-0.6%

Quarter-to-Quarter

Margins from sales to electric generation plants were $745,000 higher for the quarter as the result of a settlement for early termination of a sales agreement.  No Mark-to-Market adjustment was recorded in the second quarter of fiscal 2006 as compared to a positive adjustment of $549,000 in the same period in the prior year.  Prior year second fiscal quarter operating margins benefited from a $525,000 accrual reversal in connection with management’s assessment that no earnings sharing would be required in Oregon related to fiscal 2004.

The primary driver over the rest of the fiscal year for changes in gas usage by generation customers will be Southwest power demands due to air-conditioner usage.

Year-to-Date

Margins from sales to electric generation plants were $1.0 million higher year-to-date as the result of settlements for early termination of sales agreements with two customers. Offsetting these items were year-to-year changes in Mark-to-Market valuations of $460,000 and the $525,000 Oregon earnings sharing accrual reversal in fiscal 2005.

Cost of Operations

Quarter-to-Quarter

Cost of operations (operating expense, depreciation and amortization, and property and miscellaneous taxes) is down by $185,000, compared to the second quarter of fiscal year 2005.  Management initiatives resulted in $1.8 million in reduced quarterly operating costs.  Last fall’s reduction in force, combined with other reduction opportunities, a continued focus on managing overtime and last year’s one-time executive transition costs resulted in reduced direct labor spending of $1.1 million. Outsourcing our retiree medical obligations to an insurance company contributed toward the $462,000 million in reduced benefit costs.  Another $206,000 in year-to-year cost reductions was achieved in various corporate and administrative areas. These cost savings are offset by a $518,000 reduction in capitalized costs, incentive compensation accruals of $1.4 million and $155,000 of increased depreciation and amortization.  Bad debt expense was $327,000 lower, primarily due to unusual commercial account bad debt experience last year.

Year-to-Date

Year-to-date cost of operations was down $725,000 reflecting management initiatives delivering $3.6 million in direct labor, benefits and other overhead spending reductions. Reductions in bad debt expense of $147,000 were due to unusual prior year experience. Incentive compensation accruals of $2.1 million, reflecting the 22% earnings improvement; reduced capitalized operating costs of $735,000 and increased depreciation of $364,000 partially offset these savings.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer receivables, deferred gas costs and other business needs.  To provide working capital for these requirements, the Company has a $60 million bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007.  The Company also has a $10 million uncommitted line of credit.  As of March 31, 2006, there was no outstanding debt under these credit lines.

Due to the nature of the Company’s business, which is characterized by predictable payments from a growing customer base, and our expectations that capital spending will be reduced from the last few years, we expect to have limited need for additional capital during fiscal year 2006.  For this reason, management believes it has adequate liquidity and borrowing lines to meet our anticipated needs and estimates that cash flow will be sufficient to support operations, fund capital spending, and pay dividends at their current level.

Operating Activities

For the six-month period, cash provided by operating activities improved $4.5 million over last year.  In addition to improved net income, the primary factor was the net result of purchasing natural gas at lower cost than the corresponding amounts paid by customers, thus reducing our net deferred gas cost asset.  These improvements were partially offset by the funding of working capital requirements, and higher current year income tax payments.  The working capital requirement was primarily driven by growth in accounts receivable, reflecting higher gas costs.

Investing Activities

Year-to-date capital spending is down to $7.5 million from $15.5 million when compared to fiscal year 2005.  Part of the difference was due to $2.0 million of one-time specific system reinforcement expenditures and $1.0 million relating to the completed AMR and call center centralization projects in the first half of fiscal year 2005. The remainder reflects the Company’s new investment evaluation process implemented in the first quarter to assure that all capital spending provides an adequate return or is required for safety or regulatory compliance.  Our current expectation is that we will end the year below our fiscal 2006 capital budget of $22.0 million.

Financing Activities

Other than the payment of dividends, the Company’s primary financing activity year-to-date in fiscal 2006 was the $12.5 million net reduction in short-term debt. This reduction in debt was facilitated by favorable operating cash flow and reduced capital spending.

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

The Company’s natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors.  The Company’s Purchased Gas Cost Adjustment (PGA) mechanisms generally result in the recovery in customer rates of prudently incurred wholesale cost of natural gas purchased for the core market.  The Company primarily utilizes financial derivatives, and to a lesser extent, fixed price physical supply contracts to manage risk associated with wholesale costs of natural gas purchased for customers.

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

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on February 17, 2006, the following items were submitted to a vote of security holders:

Proposal No. 1: Election of Directors

The following directors were elected by the vote indicated for terms of office expiring in 2007:

	For	Withheld

Scott M. Boggs	9,260,384	514,740
Pirkko H. Borland	9,085,838	689,286
Carl Burnham, Jr.	9,244,308	530,816
Thomas E. Cronin	9,465,459	309,665
David E. Ederer	9,248,053	527,071
Larry L. Pinnt	9,225,099	550,025
Brooks G. Ragen	9,263,882	511,242
David W. Stevens	9,290,016	485,108
Douglas G. Thomas	9,479,521	295,603

Proposal No. 2: Approval of Shareholder Proposal to Combine the Director Stock Award Plan with the Stock Incentive Plan

Votes for 5,581,783; withheld or against 948,138; exception or abstain 220,978

Proposal No. 3: Approval of Shareholder Proposal to Increase Annual Director Stock Award to 1,000 shares from 500 shares

Votes for 5,251,993; withheld or against 1,332,342; exception or abstain 166,564

Item 6.  Exhibits

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE NATURAL GAS CORPORATION

By:	/s/ Rick A. Davis

Rick A. Davis
Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2006