Form 10-Q
period 2006-06-30
CASCADE NATURAL GAS CORP
filed 2006-08-08
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐         No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,505,996 as of July 31, 2006

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Jun 30, 2006	Jun 30, 2005	Jun 30, 2006	Jun 30, 2005
	(thousands except per-share data)

Operating revenues	$76,400	$56,315	$397,828	$278,638

Less: Gas purchases	52,488	34,646	288,562	182,098
Revenue taxes	5,514	3,995	26,845	19,103
Operating margin	18,398	17,674	82,421	77,437

Cost of operations:
Operating expenses	11,378	10,977	31,776	32,418
Depreciation and amortization	4,489	4,326	13,338	12,811
Property and miscellaneous taxes	1,003	1,109	2,859	3,011
	16,870	16,412	47,973	48,240

Income from operations	1,528	1,262	34,448	29,197
Less interest and other deductions - net	2,142	2,891	7,997	8,761
Income (loss) before income taxes	(614)	(1,629)	26,451	20,436

Income tax (benefit)	(87)	(502)	9,951	7,579
Net Income (Loss)	(527)	(1,127)	16,500	12,857
Other Comprehensive Income (Loss)
Unrealized losses on derivative commodity instruments	(2)	—	(987)	—
Income tax benefit	18	—	370	—
Other Comprehensive Income (Loss)	16	—	(617)	—

Comprehensive Income (Loss)	$(511)	$(1,127)	$15,883	$12,857
Weighted average common shares outstanding	11,487	11,367	11,456	11,319
Earnings (loss) per common share, basic and diluted	$(0.05)	$(0.10)	$1.44	$1.14

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Jun 30, 2006	Sep 30, 2005
	(dollars in thousands)
ASSETS
Utility Plant, net of accumulated depreciation of $269,579 and $257,008	$340,966	$340,461
Construction work in progress	960	2,021
	341,926	342,482
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	2	46
	204	248
Current Assets:
Cash and cash equivalents	22,364	1,128
Accounts receivable and current maturities of notes receivable, less allowance of $1,691 and $1,319 for doubtful accounts	26,298	23,163
Prepaid expenses and other assets	7,606	9,463
Derivative instrument assets - energy commodity	13,171	91,957
Materials, supplies and inventories	8,638	14,142
Deferred income taxes	2,271	2,292
	80,348	142,145
Deferred Charges and Other
Gas cost changes	527	16,630
Derivative instrument assets - energy commodity	9,698	43,440
Other	9,240	7,960
	19,465	68,030

	$441,943	$552,905

	Jun 30, 2006	Sep 30, 2005
	(dollars in thousands)
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,498,523 and 11,413,019 shares	$11,499	$11,413
Additional paid-in capital	105,540	103,781
Accumulated other comprehensive loss	(13,103)	(12,487)
Retained earnings	24,145	15,908
	128,081	118,615

Long-term Debt	165,333	173,840

Current Liabilities:
Short-term debt	—	12,500
Current maturities of long-term debt	8,000	—
Accounts payable	15,178	17,841
Property, payroll and excise taxes	5,243	5,520
Dividends and interest payable	5,421	6,920
Regulatory liabilities	13,171	91,217
Other current liabilities	19,961	8,209
	66,974	142,207

Deferred Credits and Other Non-current Liabilities:
Deferred income taxes and investment tax credits	40,675	43,429
Retirement plan obligations	15,909	19,042
Regulatory liabilities	17,250	50,584
Other	7,721	5,188
	81,555	118,243

Commitments and Contingencies	—	—
	$441,943	$552,905

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	(dollars in thousands)
	Jun 30, 2006	Jun 30, 2005
Operating Activities:
Net income	$16,500	$12,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,338	12,811
Deferrals of gas cost changes	6,388	(5,445)
Amortization of gas cost changes	9,715	4,561
Other deferrals and amortizations	(2,577)	(1,581)
Deferred income taxes and tax credits - net	(2,733)	2,728
Change in current assets and liabilities	12,524	(524)
Net cash provided by operating activities	53,155	25,407

Investing Activities:
Capital expenditures	(15,457)	(22,417)
Customer contributions in aid of construction	2,974	850
Net cash used by investing activities	(12,483)	(21,567)

Financing Activities:
Proceeds from issuance of long-term debt, net	—	28,121
Proceeds from issuance of common stock	1,845	1,937
Repayment of long-term debt	(507)	(9,000)
Changes in short-term debt, net	(12,500)	(16,500)
Dividends paid	(8,262)	(8,169)
Other	(12)	—
Net cash used by financing activities	(19,436)	(3,611)

Net Increase in Cash and Cash Equivalents	21,236	229

Cash and Cash Equivalent:
Beginning of year	1,128	499
End of period	$22,364	$728

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

Note 2.  Earnings Per Share

The following table sets forth the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	Jun 30, 2006	Jun 30, 2005	Jun 30, 2006	Jun 30, 2005
	(in thousands except per-share data)
Net income (loss)	$(527)	$(1,127)	$16,500	$12,857

Weighted average shares outstanding	11,487	11,367	11,456	11,319
Basic earnings (loss) per share	$(0.05)	$(0.10)	$1.44	$1.14

Weighted average shares outstanding	11,487	11,367	11,456	11,319
Plus: Issued on assumed exercise of stock options	—	2	—	3
Weighted average shares outstanding assuming dilution	11,487	11,369	11,456	11,322

Diluted earnings (loss) per share	$(0.05)	$(0.10)	$1.44	$1.14

Note 3.  Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized:

Net Periodic Benefits Cost

	Three Months Ended		Nine Months Ended
	Jun 30 2006	Jun 30 2005	Jun 30 2006	Jun 30 2005
	(Dollars in Thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$216	$197	$649	$591
Interest cost	965	961	2,895	2,882
Expected return on plan assets	(1,101)	(1,041)	(3,304)	(3,122)
Recognized gains or losses	421	386	1,264	1,158
Prior service cost	38	46	114	137
Net Periodic Benefit Cost Recognized	$539	$549	$1,618	$1,646

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$28	$35	$85	$105
Interest cost	164	275	493	826
Expected return on plan assets	(219)	(211)	(658)	(634)
Recognized gains or losses	181	187	543	560
Prior service cost	(615)	(330)	(1,847)	(990)
Net Periodic Benefit Cost Recognized	$(461)	$(44)	$(1,384)	$(133)

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$213	$229	$621	$721

Retirement Plan Funding

For the three months ended June 30, 2006, $2,050,000 of contributions were made to the Company’s defined benefit pension plans, and the nine-month total is $3,310,000.  The Company presently anticipates contributing an additional $630,000 to fund its pension plans for a total of $3,940,000 in fiscal 2006.

Note 4.  Share-Based Payment

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (FAS 123(R)), Share-Based Payment.  See Note 1 above. Following are disclosures under FAS 123(R) for share-based payment arrangements that were in effect during the three- and nine-month periods ended June 30, 2006 and 2005.

Under the Company’s 2000 Director Stock Award Plan, each non-employee director is awarded 1,000 shares of the Company’s common stock annually following shareholder approval at the February 2006 annual meeting.  During the quarters ended June 30, 2006 and June 30, 2005, the Company recognized $42,000 and $0 as expense under this plan. For the respective nine-month periods, the Company recognized $161,000 and $37,000.  The value of the stock granted under this plan is based on the market value on the date of the award.

Under the Company’s 1998 Stock Incentive Plan, 33,000 stock options granted in 2002 are exercisable at $20.84.  The 2002 options expire in 2012.  All options are fully vested.  When the options were granted and during the vesting periods, the Company applied the intrinsic value method under Accounting Principles Board (APB) Opinion 25, and no expense has been recognized.

The Company’s employment contracts with its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO) contain grants of restricted stock.  Under the CEO grant, 5,000 shares were restricted until the CEO completed one year of employment, and another 5,000 shares are restricted until he completes two years of employment. Under the CFO grant, 5,000 shares were restricted until he completed one year of employment.  During this period, each executive is restricted from selling his shares. The value of the shares granted was based on the market value as of the grant date. During the quarter ended June 30, 2006, the Company recognized $38,000 as compensation expense under this plan. For the nine-month period, the Company recognized $162,000. In fiscal 2005, $135,000 was recognized in the third quarter.

Note 5.  Commitments and Contingencies

Environmental Matters

There are two claims against the Company for cleanup of alleged environmental contamination related to manufactured gas plant sites previously operated by companies that were subsequently merged into the Company.

The first claim was received in 1995 and relates to a site in Oregon.  An investigation has shown that soil and groundwater contamination exists at the site.  There are parties in addition to the Company that are potentially liable for cleanup of the contamination.  Some of these other parties have shared in the costs expended to date to investigate the site, and it is expected that these and potentially other parties will share in the cleanup costs.  Several alternatives for remediation of the site have been identified, with preliminary estimates for cleanup ranging from approximately $500,000 to $11,000,000.  It is not known at this time what share of the cleanup costs will actually be borne by the Company.

The second claim was received in 1997 and relates to a site in Washington.  A preliminary investigation has determined that there is evidence of contamination at the site, but there is also evidence that other property owners may have contributed to the contamination.  There is currently not enough information available to estimate the potential liability associated with this claim, but the Company and other parties may become involved in future investigation or remediation of the site as increased interest has been expressed concerning its potential for redevelopment. In particular, the Company is aware that the local city government has secured federal grants for further investigation of the site. At this time, no formal investigation plan has been communicated to the Company.

Management has recently completed a review of the Company’s insurance coverage and believes it has adequate insurance to cover the costs of the above two claims.  In the event the insurance proceeds do not completely cover the costs, management intends to seek recovery from its customers through increased rates.  There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utilities Commission (OPUC) have previously allowed regulated utilities to increase customer rates to cover similar costs.

Litigation and Other Contingencies

On July 31, 2006, a complaint was filed with the Washington Utilities and Transportation Commission (WUTC) by Cost Management Services, Inc., against the Company. The complaint contends the Company’s sales to customers under its gas management program are not allowed. The complainant is in the gas management business and is a competitor of the Company for this business with the same customers. The complaint requests that the Company be directed to cease and desist from making such sales. It further requests the WUTC determine whether the Company’s contracts with its gas management customers are void or voidable under Washington statutes and to provide other relief or penalties as the WUTC may consider appropriate under the circumstances. The Company is currently assessing how to respond to the complaint, but believes that its gas management business is in compliance with applicable laws.

Various lawsuits, claims, and contingent liabilities may arise from time to time from the conduct of the Company’s business.  No such claims now pending, in the opinion of management, are expected to have a material effect on the Company’s financial position, results of operations, cash flows, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three- and nine-month periods ended June 30, 2006 and 2005.

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

As reported in the Company’s Current Report on Form 8-K filed July 10, 2006, the Company has entered into a definitive merger agreement with MDU Resources Group, Inc.  Under terms of the agreement, MDU Resources will acquire the Company for $26.50 per share in cash.  The completion of the acquisition is subject to the approval of the Company’s shareholders and various regulatory authorities.  The required approvals are anticipated to be obtained by mid-year 2007.

Until the completion of the proposed merger, the Company continues to operate, focusing on the same initiatives and targets as before the merger agreement, subject to limitations set forth in the merger agreement.

Key elements of the Company’s operating strategy:

•                  Remain focused on the natural gas distribution business.

•                  Pursue appropriate regulatory treatment, including initiatives to decouple the Company’s earnings from weather fluctuations and changing customer consumption patterns.

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

Opportunities and Challenges

The Company operates in a diverse service territory over a wide geographic area relative to the Company’s overall size and number of customers.  The economies of various parts of the service area are supported by a variety of industries and are affected by the conditions that impact those industries.  Management believes there are growth opportunities in the Company’s service area, especially in the residential and commercial segments.  Factors contributing to these opportunities include general population growth in the service area, including some areas of very rapid growth, and to a lesser extent, low market penetration in many of the communities served.

Overall revenues and margins are negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to reduce energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  However, the Company continues to believe that energy efficiency and conservation are the most viable near-term tactics for reducing customer bills and influencing wholesale natural gas prices.  They also form a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rate recovery tied to volumetric sales no longer seems prudent. This traditional rate design creates a financial disincentive for utilities to promote conservation.  The Company has filed a rate case in the State of Washington along with a request to decouple the margin recovery from volume. The Company continues to work with the regulatory staff and other stakeholders in this case to develop an acceptable decoupling mechanism that will enable the Company to promote conservation while still recovering its operating costs and earning a fair return on its invested capital.  Similar approaches have been implemented in many states, including Oregon (see below), and are endorsed by a variety of organizations, including the recent endorsement by the National Association of Regulatory Utility Commissions.  The results of such rate requests and other initiatives for regulatory relief are subject to significant uncertainties.

In April 2006, the OPUC approved the Company’s request to implement its Conservation Alliance Program, which effectively decouples operating margin from the impacts of conservation and weather on gas usage by residential and commercial customers in its Oregon service area.  The filing provides a mechanism where the Company will adjust its earnings recovery to fully recover the Commission-granted level of earnings per customer.  This is done via a deferral mechanism for both conservation and weather.  In simple terms, the Company will book the actual earnings and a deferral for both conservation and normal weather each month.  The next year, depending on the amount of conservation and level of weather, the Company will adjust its rate either downward or upward to ensure recovery at the allowed level.  The Company agreed to lower its sharing mechanism cap by 125 basis points in exchange for approval of the Conservation Alliance Program. The Company expects to share earnings during this fiscal year due to this lowering of the cap.

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

Prospects for continuing strong residential and commercial customer growth are excellent.  The pace of new home and commercial construction remains steady in communities served by the Company.  Good potential also exists for converting homes and businesses located on or near the Company’s current lines to gas from other fuels, as well as for expanding the system into adjacent areas.  Customer count growth in this sector has been more than double the average of U.S. gas utilities.

The Company earns approximately one third of its operating margin from industrial and electric generation customers.  Loss of major industrial customers, or unfavorable conditions affecting an industry segment, would have a detrimental impact on the Company’s earnings.  Many external factors over which the Company has no control can significantly impact the amount of gas consumed by industrial and electric generation customers and, consequently, the margins earned by the Company.  Such factors may include base-load electricity demand, refinery operations and electricity price in a market impacted significantly by hydroelectric generation.  Additional electric generation and industrial customers may be active if there is peaking demand for electricity.  Other external factors that impact different segments of the industrial market include weather, temperature, seasonality of processes, energy commodity pricing, price of natural gas supplies, profitability of industrial segments and regional economic conditions.

In November 2005, our customer service call center organization voted to accept union representation.  The Company is attempting to negotiate an agreement that will support our efforts to cost-effectively provide superior customer service.  The timing and results of negotiations are uncertain.

We carefully analyze the economics of our spending to support growth.  When justified under our tariffs, we work with developers, business owners and residents to share certain construction costs to assure a fair return to the Company.  Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions while providing for a safe and reliable system.  Where possible, we work with developers and customers to utilize shared trenches, significantly reducing the cost of main extensions and service connections.  We also maintain the flexibility through variable overtime and the use of outside contractors to adjust our capital construction levels to each period’s requirements. These changes, combined with a reduction in non-revenue-generating initiatives as compared to a year ago, are expected to result in a significant reduction in capital spending during the current fiscal year.

Management continuously seeks improvement opportunities in all areas.  Our discussion above covering regulatory change, labor relations, operating practices, our organization and our investment to maintain and expand our gas delivery system are examples. Concurrent with supporting the required activities to complete the proposed merger, management will continue these efforts to maintain and continuously improve Cascade’s operational performance subject to limitations set forth in the merger agreement.

RESULTS OF OPERATIONS

The Company’s net loss was $527,000, or $0.05 per share, basic and diluted, for the fiscal 2006 third quarter (quarter ended June 30, 2006), compared to a net loss of $1,127,000, or $0.10 per share, basic and diluted, for the quarter ended June 30, 2005. Year-to-date net income was $16,500,000, or $1.44 per share, basic and diluted, compared to $12,857,000, or $1.14 per share, basic and diluted, for the same period last year.  The largest factors influencing the quarterly comparisons were:

	Earnings per Share Effect
	Quarter	Year-to- date

Increased margin from residential and commercial customers	$0.06	$0.29
Contract settlements - electric generation customers	$—	$0.05
Oregon earnings sharing	$(0.03)	$(0.05)
Compensation cost decreases (increases)	$(0.01)	$0.04
Reduction in capitalized expenses	$(0.01)	$(0.05)
Interest received on income tax refund	$0.04	$0.04

These above items are discussed in more detail in the paragraphs that follow.

Operating Margin

Operating margins by customer category for the third quarter and year-to-date for fiscal years 2006 and 2005 are set forth in the following tables:

Residential and Commercial Margin

	Quarter Ended Jun 30		Percent	Year-to-Date		Percent
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
Degree Days
Actual	900	769	17.0%	5,419	4,944	9.6%
5-Year Average	925	806		5,330	5,168
Average Number of Customers Billed
Residential	204,771	195,561	4.7%	203,838	194,252	4.9%
Commercial	30,964	30,256	2.3%	30,899	30,191	2.3%
Average Therm Usage per Customer
Residential	107	111	-3.6%	649	628	3.3%
Commercial	592	590	0.3%	3,270	3,079	6.2%
Operating Margin
Residential	$8,314	$7,623	9.1%	$39,826	$36,079	10.4%
Commercial	$4,341	$4,015	8.1%	$20,831	$19,200	8.5%

Quarter-to-Quarter

Residential and commercial margins increased by $1.0 million for the quarter. Customer growth at 4.4% contributed $529,000 million to margins while lower average consumption reduced margins $208,000.  Miscellaneous services and other revenues added $359,000. Also contributing to the favorable comparison was the impact of changes to the Company’s Oregon purchased gas adjustment filing (PGA) last fall. This change has the effect of reallocating the recognition of certain demand charge recoveries within each fiscal year. For the third quarter, this change increased the reported margin by $409,000 when compared to the same quarter in fiscal 2005, but it is not expected to impact the full year earnings comparison.

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

Year-to-Date

Residential and commercial margins increased by $5.4 million for the year-to-date period.  Primary contributors were customer growth adding $2.7 million and higher consumption per customer adding another $1.9 million.  Average consumption was 3.8% higher for the period primarily due to colder weather than last year.  Reductions in incurred Oregon Gas cost and increased miscellaneous services revenue contributed $1.6 million to the improvement.  Partially offsetting these items was an $824,000 reduction resulting from the Oregon PGA changes.

Industrial and Other Margin

	Quarter Ended Jun 30		Percent	Year-to-Date		Percent
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
Average Number of Customers
Electric Generation	11	13	-15.4%	11	13	-15.4%
Industrial	690	705	-2.1%	696	722	-3.6%
	701	718	-2.4%	707	735	-3.8%
Therms Delivered (thousands)
Electric Generation	33,877	83,392	-59.4%	253,185	314,734	-19.6%
Industrial	96,090	92,786	3.6%	319,052	318,112	0.3%
	129,967	176,178	-26.2%	572,237	632,846	-9.6%
Operating Margin ($ thousands)
Electric Generation	$1,500	$1,591	-5.7%	$6,538	$5,625	16.2%
Industrial	4,340	4,198	3.4%	14,521	14,688	-1.1%
Gas Management Services	273	39	600.0%	1,236	753	64.1%
Mark-to-Market Valuations	—	(232)	-100.0%	(579)	(351)	65.0%
Other	115	440	-73.9%	533	918	-41.9%
Oregon Earnings Sharing	(485)	—	N/A	(485)	525	-192.4%
	$5,743	$6,036	-4.9%	$21,764	$22,158	-1.8%

Quarter-to-Quarter

Margins from sales to industrial customers and electric generation plants were relatively flat compared to last year. The primary driver over the rest of the fiscal year for changes in gas usage by generation customers will be power demands in the Southwest United States due to air-conditioner usage.

No Mark-to-Market adjustment was recorded in the third quarter of fiscal 2006 as compared to a negative adjustment of $232,000 in the same period in the prior year.

In an April agreement with the OPUC in connection with the Company’s filing for a decoupling mechanism, the Company agreed to lower its threshold for earnings sharing with its Oregon customers. As a result, in the third quarter $485,000 was recorded as an estimate of fiscal 2006 earnings to be shared with Oregon customers.

Year-to-Date

Margins from sales to electric generation plants were $913,000 million higher year-to-date as the result of settlements for early termination of sales agreements with two customers. The comparison of the Oregon earnings sharing amounts was affected by the $485,000 recorded in the third quarter of 2006 and the 2005 reversal of a $525,000 estimate recorded in 2004. In 2005 it was determined that no sharing of 2004 earnings would be required.

Cost of Operations

Quarter-to-Quarter

Cost of operations (operating expense, depreciation and amortization, and property and miscellaneous taxes) increased by $458,000 compared to the third quarter of fiscal year 2005. Primary contributors to the higher cost included $317,000 in increased bad debt expense reflecting increased residential and commercial accounts receivable delinquencies partially stemming from higher natural gas prices, reduced capitalization of operating costs of $261,000 due to lower capital expenditures, and $226,000 increase in compensation costs.

Year-to-Date

Year-to-date cost of operations was down $268,000 reflecting $808,000 in compensation cost reductions and savings of $991,000 in various corporate and administrative areas. These savings were mostly offset by reductions in capitalized operating costs of $1.0 million and $527,000 in increased depreciation. Affecting the year-to-year comparison in compensation costs were $1.1 million in executive transition costs incurred in 2005.

Interest and Other Deductions – Net

Improvements stemmed primarily from $ 716,000 interest received on a refund of income taxes related to amended prior year federal income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer receivables, deferred gas costs and other business needs. To provide working capital for these requirements, the Company has a $60 million bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007.  The Company also has a $10 million uncommitted line of credit.  As of June 30, 2006, there was no outstanding debt under these credit lines. The Company anticipates that use of these short-term facilities will be limited in the near future.

Due to the nature of the Company’s business, which is characterized by predictable payments from a growing customer base, and our expectations that capital spending will be reduced from the last few years, we expect to have limited need for additional capital during fiscal year 2006.  For this reason, management believes it has adequate liquidity to meet our anticipated needs and estimates that cash flow will be sufficient to support operations, fund capital spending, and pay dividends at their current level.

Operating Activities

For the nine-month period, cash provided by operating activities improved $27.7 million over last year.  In addition to improved net income, the primary factor was the net reduction in deferred gas cost funded by the Company, contributing to $17.0 million of the improvement.  Additionally, changes in current assets and liabilities contributed $13.0 million improvements, of which the largest item was the receipt of an income tax refund of $7.2 million.

Investing Activities

Year-to-date cash used by investing activities is down $9.1 million from $21.6 million when compared to fiscal year 2005.  Part of the difference was due to $2.2 million of one-time specific system reinforcement expenditures and $1.0 million relating to the completed AMR and call center centralization projects in the first three quarters of fiscal year 2005. The remainder reflects the Company’s new investment evaluation process implemented in the first quarter to assure that all capital spending provides an adequate return or is required for safety or regulatory compliance.  Our current expectation is that we will end the year below our fiscal 2006 capital budget of $22.0 million.

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

PART II.  Other Information

Item 1. Legal Proceedings

On July 31, 2006, a complaint was filed with the Washington Utilities and Transportation Commission (WUTC) by Cost Management Services, Inc., against the Company. The complaint contends the Company’s sales to customers under its gas management program are not allowed. The complainant is in the gas management business and is a competitor of the Company for this business with the same customers. The complaint requests that the Company be directed to cease and desist from making such sales. It further requests the WUTC determine whether the Company’s contracts with its gas management customers are void or voidable under Washington statutes and to provide other relief or penalties as the WUTC may consider appropriate under the circumstances. The Company is currently assessing how to respond to the complaint, but believes that its gas management business is in compliance with applicable laws.

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

CASCADE NATURAL GAS CORPORATION

By:	/s/ Rick A. Davis

Rick A. Davis
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2006