Form 10-Q
period 2006-12-31
CASCADE NATURAL GAS CORP
filed 2007-02-08
CIK 18072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, Par Value $1 per Share	11,506,996 as of January 31, 2007

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED

	Dec 31, 2006	Dec 31, 2005
	(thousands except per-share data)
Operating revenues	$157,184	$159,208
Less:
Gas purchases and other costs of sales	115,001	118,641
Revenue taxes	9,902	9,776
Operating margin	32,281	30,791

Cost of operations:
Operating expenses	11,767	9,642
Depreciation and amortization	4,542	4,414
Property and miscellaneous taxes	970	986
	17,279	15,042

Income from operations	15,002	15,749
Less interest and other deductions - net	3,032	2,972
Income before income taxes	11,970	12,777

Income tax	5,181	4,737
Net Income	6,789	8,040
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative commodity instruments	189	(95)
Income tax	(68)	34
Other Comprehensive Income (Loss)	121	(61)

Comprehensive Income	$6,910	$7,979
Weighted average common shares outstanding	11,428	11,506
Earnings per common share, basic and diluted	$0.59	$0.70

Cash dividends per share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Dec 31, 2006	Sep 30, 2006
ASSETS	(dollars in thousands)
Utility Plant, net of accumulated
depreciation of $277,432 and $273,138	$340,160	$341,046
Construction work in progress	472	380
	340,632	341,426
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	471	488
	673	690
Current Assets:
Cash and cash equivalents	2,427	8,593
Accounts receivable and current maturities of notes receivable, less allowance of $2,164 and $2,143 for doubtful accounts	80,770	22,796
Prepaid expenses and other assets	5,109	4,671
Derivative instrument assets - energy commodity	1,748	4,135
Materials, supplies and inventories	12,692	17,495
Deferred income taxes	1,662	1,779
Regulatory assets	32,541	26,504
	136,949	85,973
Deferred Charges and Other
Derivative instrument assets - energy commodity	2,461	3,269
Regulatory assets	13,513	18,261
Other	7,335	7,087
	23,309	28,617

	$501,563	$456,706

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Dec 31, 2006	Sep 30, 2006
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES	(dollars in thousands)
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,506,996 and 11,505,996 shares	$11,507	$11,506
Additional paid-in capital	105,734	105,702
Accumulated other comprehensive loss	(12,332)	(12,453)
Retained earnings	21,398	17,372
	126,307	122,127

Long-term Debt	165,018	165,123

Current Liabilities:
Current maturities of long-term debt	—	8,000
Accounts payable	48,905	14,647
Property, payroll and excise taxes	10,110	5,776
Dividends and interest payable	5,248	6,939
Derivative instrument liability - energy commodity	35,609	29,496
Regulatory liabilities	1,749	4,132
Other current liabilities	15,866	12,888
	117,487	81,878

Deferred Credits and Other Non-current Liabilities:
Deferred income taxes and investment tax credits	40,272	39,381
Retirement plan obligations	10,194	11,067
Derivative instrument liability - energy commodity	13,948	18,939
Regulatory liabilities	11,526	12,035
Defered gas cost credit	11,157	602
Other	5,654	5,554
	92,751	87,578

Commitments and Contingencies (Note 5)	—	—
	$501,563	$456,706

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	(dollars in thousands)
	Dec 31, 2006	Dec 31, 2005
Operating Activities:
Net income	$6,789	$8,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,542	4,414
Deferrals of gas cost changes	6,683	(2,472)
Amortization of gas cost changes	3,872	3,880
Other deferrals and amortizations	(1,075)	(679)
Deferred income taxes and tax credits - net	1,008	(473)
Change in current assets and liabilities	(13,049)	(11,873)
Net cash provided by operating activities	8,770	837

Investing Activities:
Capital expenditures	(5,030)	(4,428)
Customer contributions in aid of construction	928	672
Net cash used by investing activities	(4,102)	(3,756)

Financing Activities:
Proceeds from issuance of common stock	33	584
Repayment of long-term debt	(8,105)	(114)
Changes in short-term debt, net	—	6,400
Dividends paid	(2,762)	(2,747)
Other	—	(12)
Net cash provided (used) by financing activities	(10,834)	4,111

Net Increase (Decrease) in Cash and Cash Equivalents	(6,166)	1,192

Cash and Cash Equivalent:
Beginning of year	8,593	1,128
End of period	$2,427	$2,320

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED DECEMBER 31

The preceding statements were taken from the books and records of the Company and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  Because of the highly seasonal nature of the natural gas distribution business, earnings or loss for any portion of the year are disproportionate in relation to the full year.

Reference is directed to the Notes to Consolidated Financial Statements contained in the 2006 Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Note 1.  New Accounting Standards

FAS No. 154:  In May 2005, The Financial Accounting Standards Board (FASB) issued FAS No. 154, “Accounting for Changes and Error Corrections”.  This standard replaces APB Opinion No. 20 and FAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The Company adopted this standard October 1, 2006 but has not had occasion to apply its requirements.

FAS No. 155: In February 2006, FASB issued FAS No 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This standard is effective for all financial instruments acquired after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Adoption of this standard as of October 1, 2006 has not had a significant impact on the Company’s financial statements.

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

FAS No. 158: In September 2006, FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This standard requires a sponsor of defined benefit retirement plans to: (a) recognize the funded status of a benefit plan in its balance sheet; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from the delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company will be required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures as of the end of its fiscal year ending September 30, 2007. The Company has not yet determined the impact of this standard on its financial statements.

FIN 48: In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact of this interpretation on its financial statements.

Note 2.  Earnings Per Share

The following table sets forth the calculation of earnings per share:

	Three Months Ended
	Dec 31, 2006	Dec 31, 2005
	(in thousands except per-share data)
Net income	$6,789	$8,040

Weighted average shares outstanding	11,506	11,428
Basic earnings per share	$0.59	$0.70

Weighted average shares outstanding	11,506	11,428
Plus: Issued on assumed exercise of stock options	5	2
Weighted average shares outstanding assuming dilution	11,511	11,430

Diluted earnings per share	$0.59	$0.70

Note 3.  Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized:

Net Periodic Benefits Cost

	Three Months Ended
	Dec 31, 2006	Dec 31, 2005
	(Dollars in Thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$242	$216
Interest cost	964	965
Expected return on plan assets	(1,231)	(1,101)
Recognized gains or losses	278	421
Prior service cost	(39)	38
Net Periodic Benefit Cost Recognized	$214	$539

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$20	$28
Interest cost	163	164
Expected return on plan assets	(225)	(219)
Recognized gains or losses	195	181
Prior service cost	(673)	(615)
Net Periodic Benefit Cost Recognized	$(520)	$(461)

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$186	$205

Retirement Plan Funding

For the three months ended December 31, 2006, $630,000 of contributions were made to the Company’s defined benefit pension plans.  The Company presently anticipates contributing an additional $2,870,000 to fund its pension plans for a total of $3,500,000 in fiscal 2007.

Note 4.  Share-Based Payment

Director Stock Award Plan

Following approval by the shareholders in February 2006, the annual stock award for each non-employee director was increased from 500 to 1,000 shares of the Company’s common stock, under the Company’s 2000 Director Stock Award Plan.    During the quarters ended December 31, 2006 and December 31, 2005, the Company recognized $50,000 and $23,000 as expense under this plan. The value of the stock granted under this plan is based on the market value on the date of the award.

Stock Incentive Plan

Under the Company’s 1998 Stock Incentive Plan, 24,000 stock options granted in 2002 are exercisable at $20.84.  The 2002 options expire in 2012.  All options are fully vested.  When the options were granted and during the vesting periods, the Company applied the intrinsic value method under Accounting Principles Board (APB) Opinion 25, and no expense has been recognized.

Restricted Stock Grants

The Company’s employment contracts entered in 2005 with its Chief Executive Officer (CEO) and its former Chief Financial Officer (CFO) contained grants of restricted stock.  Under the CEO grant, 5,000 shares were restricted until the CEO completed one year of employment, and another 5,000 shares are restricted until he completes two years of employment on March 31, 2007.  During this period, the executive is restricted from selling his shares. Under the CFO grant, 5,000 shares were restricted until he completed one year of employment. The value of the shares granted is based on the market value as of the grant date. During the quarters ended December 31, 2006 and 2005, the Company recognized $12,000 and $62,000 as compensation expense under this plan. As of December 31, 2006, $13,000 remains to be recognized as expense in the second quarter of fiscal 2007.

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

Management has completed a review of the Company’s insurance coverage and believes it has adequate insurance to cover the costs of the above two claims.  In the event the insurance proceeds do not completely cover the costs, management intends to seek recovery from its customers through increased rates.  There is precedent for such recovery through increased rates, as both the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utilities Commission (OPUC) have previously allowed regulated utilities to increase customer rates to cover similar costs.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month periods ended December 31, 2006 and 2005.

OVERVIEW

The Company is a local distribution company (LDC) serving approximately 244,000 customers in the states of Washington and Oregon.  Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas.  The Company’s primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers.  Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers.  The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC).

Key elements of the Company’s strategy are as follows:

•                  Continue to efficiently and effectively operate the Company to achieve business goals and maintain full compliance with the terms of the merger agreement with MDU Resources Group, Inc.

•                  Remain focused on the natural gas distribution business.

•                  Pursue appropriate regulatory treatment.

•                  Economic expansion of its customer base by prudently managing capital expenditures and ensuring new customers provide sufficient margins for an appropriate return on the new investment required.

•                  Continue to seek operational efficiencies.

•                  Manage cash flow to minimize the need for additional external financing.

Opportunities and Challenges

The Company operates in a diverse service territory over a wide geographic area relative to the Company’s overall size and number of customers.  The economies of various parts of the service area are supported by a variety of industries and are affected by the conditions that impact those industries.  Management believes there are continued growth opportunities in the Company’s service area, especially in the residential and commercial segments.  Factors contributing to these opportunities include general population growth in the service area, including some areas of very rapid growth, and to a lesser extent, low market penetration in many of the communities served. Residential and commercial customer count growth has been more than double the average of U.S. gas utilities.

Overall revenues and margins have been historically negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to conserve energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  However, the Company believes that energy efficiency and conservation are the most viable near-term tactics for reducing customer bills and influencing wholesale natural gas prices.  They also form a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rate recovery tied to volumetric sales no longer seems prudent.  Therefore, the Company’s rate case in the State of Washington included a request to decouple the margin recovery from volume. On January 12, 2007, the Company received the order from the WUTC on its rate case. The WUTC conditionally accepted the settlement agreement worked out by all parties relating to its rate case that will allow the Company to collect an additional $7 million in revenues less $800,000 in Low Income Assistance to be provided by the Company.  The new rates were implemented on January 19, 2007. The WUTC order also requires that prior to final implementation of the Company’s Conservation Alliance Plan (decoupling), the Company must file a full conservation plan that includes an earnings cap that will limit the operation of the decoupling mechanism if the Company is already achieving its newly allowed 8.85% overall rate of return. The development and filing of the conservation plan will be accomplished over the next several months. An additional provision of the rate order is a requirement to defer 50% of Gas Management margins earned in Washington for refund to all customers other than Special Contract customers.

The Company’s Oregon Conservation Alliance Program, as approved by the OPUC in 2006, effectively decouples operating margin from the impacts of conservation and weather on gas usage by Oregon residential and commercial customers. This program provides a mechanism where the Company’s earnings reflect full recovery of the Commission-granted level of earnings per customer.  This is done via a deferral mechanism for both conservation and weather.  In simple terms, the Company books the actual earnings and a deferral for both conservation and weather margin variance each month.  The next year, depending on the amount of conservation and level of weather, the Company will adjust its rates either downward or upward to ensure recovery at the allowed level.  The Company agreed to lower its earnings sharing mechanism cap by 125 basis points in exchange for approval of the Conservation Alliance Program. The Company expects to share earnings during this fiscal year due to this lowering of the cap.

In August 2006 the OPUC opened an investigation into the Company’s level of earnings in Oregon operations. It is expected that the Commission’s Staff will develop an analysis of the Company’s revenues and operating expenses in a manner similar to a general rate case presentation. Staff will have the burden of proof in demonstrating that the Company is over-earning in Oregon.  Staff is scheduled to file their direct testimony and exhibits on February 15, 2007.  The Company will file its answering direct testimony and exhibits on April 16, 2007. Because there is no statutory period for settling such commission-initiated rate proceedings, we cannot predict the timing of when this case will be finalized.

Revenues and margins from the Company’s residential and small commercial customers in Washington are highly weather-sensitive.  Without weather normalization rate making provisions, in a cold year, the Company’s earnings are boosted by the effects of the weather, and conversely in a warm year, the Company’s earnings suffer. Peak requirements also drive the need to reinforce our systems (i.e., increase capacity).  Our operations group considers innovative approaches such as temporarily utilizing mobile gas supply rather than making large investments in long-term capacity increases which may not be fully utilized.

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

In November 2005, our customer service call center organization voted to accept union representation.  The Company is in the process of negotiating an agreement that will support our efforts to cost-effectively provide superior customer service.  The outcome of negotiations is uncertain.

We carefully analyze the economics of our capital spending to support growth.  When justified under our tariffs, we work with developers, business owners and residents to share certain construction costs that will assure a fair return to the Company.  Where possible, we work with developers and customers to utilize shared trenches, significantly reducing the cost of main extensions and service connections.  Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions while providing for a safe and reliable gas distribution system.  We also maintain flexibility through variable overtime and the use of outside contractors to adjust our capital construction levels to each period’s requirements.

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

RESULTS OF OPERATIONS

The Company’s net income was $6,789,000, or $0.59 per share, basic and diluted, for the fiscal 2007 first quarter (quarter ended December 31, 2006), compared to a net income of $8,040,000, or $0.70 per share, basic and diluted, for the quarter ended December 31, 2005. The primary factor affecting the quarterly comparison was $1.5 million, or $0.13 per share, in costs related to the Company’s pending merger. Other significant factors were:

Earnings
per Share
Effect

Increased margin from residential and commercial customers	$0.06
Mark-to-market valuations in 2006	$0.03
Employee benefits expense decrease	$0.02
Costs related to organizational changes	$(0.04)
All other costs of operations - net	$(0.02)

These above items are discussed in more detail in the paragraphs that follow.

Operating Margin

Operating margins by customer category for the first quarter fiscal years 2007 and 2006 are set forth in the following tables:

	Quarter Ended Dec. 31		Percent
Residential and Commercial Margin	2006	2005	Change
	(dollars in thousands)
Degree Days
Actual	2,136	2,250	-5.1%
5-Year Average	2,116	2,106
Average Number of Customers Billed
Residential	210,230	201,204	4.5%
Commercial	31,024	30,586	1.4%
Average Therm Usage per Customer
Residential	261	274	-4.7%
Commercial	1,253	1,325	-5.4%
Operating Margin
Residential	$16,243	$15,469	5.0%
Commercial	$8,121	$7,888	3.0%

Quarter-to-Quarter

Residential and commercial margins increased by $1.0 million for the quarter, substantially all of which is provided by a 4.1% increase in the number of customers. Weather in the quarter was 5.1% warmer than last year, driving down per-customer gas usage. This decline in consumption depressed margins by $825,000, offset by credits related to regulatory incentives for lower gas costs and by margin recognized under the Company’s Oregon decoupling mechanism. This decoupling mechanism is designed to permit the Company to recover its costs and earn a fair return regardless of the impacts of weather and conservation on customers’ gas usage.

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

	Quarter Ended Dec. 31		Percent
Industrial and Other Margin	2006	2005	Change
	(dollars in thousands)
Average Number of Customers
Electric Generation	10	12	-16.7%
Industrial	688	702	-2.0%
	698	714	-2.2%
Therms Delivered (thousands)
Electric Generation	123,261	121,189	1.7%
Industrial	118,371	109,207	8.4%
	241,632	230,396	4.9%
Operating Margin ($thousands)
Electric Generation	$2,290	$2,267	1.0%
Industrial	5,070	5,135	-1.3%
Gas Management Services	591	337	75.4%
Mark-to-Market Valuations	—	(579)	-100.0%
Other	156	274	-43.1%
Oregon Earnings Sharing	(190)	—	N/A
	$7,917	$7,434	6.5%

Quarter-to-Quarter

Margins from sales to industrial customers and electric generation plants were comparable to last year. The primary driver of the improved margin from this sector was the $579,000 charge last year for mark-to-market valuations. Subsequent mark-to-market valuations have been recorded in Other Comprehensive Income and have not affected operating margins or earnings.

Cost of Operations

Quarter-to-Quarter

First quarter Cost of Operations(operating expense, depreciation and amortization, and property and miscellaneous taxes) increased by $2.2 million compared to the same quarter in fiscal year 2006.  Net of $1.5 million of merger-related costs and $799,000 of charges relating to organizational changes, Cost of Operations was $93,000 lower. Expenses this year include $197,000 in Public Purpose Contributions required under the Oregon decoupling mechanism. This increase was offset by a reduction in Employee Benefits of $369,000 based on an increase in the market value of pension plan assets and a 2006 pension plan amendment affecting bargaining-unit employees.

Income Taxes

The change in the provision for income taxes from 2006 to 2007 is attributable to the changes in pre-tax earnings, as well as an increase in the effective tax rate. The Company has incurred costs in connection with its pending merger. Certain of those costs are not deductible on the Company’s tax return, and are permanent differences between book and tax income. The resulting increase in income taxes from the non-deductibility of these expenses was $548,000.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures.  To provide working capital for these requirements, the company has a $60,000,000 bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007.  The company also has a $20,000,000 uncommitted line of credit. As of December 31, 2006, there were no outstanding borrowings under these credit lines.

Due to the nature of Cascade’s business, which is characterized by reliable payments from a stable customer base and our expectations that capital spending will be primarily funded from internal sources, we expect to have limited need to source additional capital during fiscal 2007.  For this reason, combined with the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Operating Activities

In spite of lower net income for the three-month period, cash provided by operating activities improved $7.9 million over last year. The primary factor was a $9.2 million net reduction in deferred gas cost funded by the Company. The Company has been able to purchase gas at a lower cost than the current benchmark established in its latest PGA filings with the WUTC. We expect this advantage to diminish later this year as long-term hedges entered into in prior years expire. These hedges had the effect of fixing the cost of a portion of our gas supplies at a lower rate than in subsequent periods, and as they expire, the result is that our weighted average cost of gas purchased is likely to increase.

Investing Activities

Year-to-date cash used by investing activities is up $346,000 from last year. The increase in capital spending is primarily a result of increased spending related to system reinforcement. Our current expectation is that we will end the year within our capital budget of $24.3 million.

Financing Activities

Other than the payment of dividends, the Company’s primary financing activity year-to-date was the $8.0 million repayment of 8.50% Medium-Term Notes that matured in October 2006. This repayment was funded by cash flow from operating activities generated in 2006.  The Company’s Board of Directors has authorized management to refinance the Company’s callable 7.50% Notes Due November 2031.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In following GAAP, management exercises judgment in selection and application of accounting principles.  Management considers critical accounting policies to be those where different assumptions regarding application could result in material differences in financial statements.  The Company’s critical accounting policies were described in its Annual Report on Form 10-K for the year ended September 30, 2006, under Part II, Item 7, and have not changed significantly since that report.

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

The Company’s natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors.  The Company’s Purchased Gas Cost Adjustment (PGA) mechanisms assure the recovery in customer rates of prudently incurred wholesale cost of natural gas purchased for the core market.  The Company primarily utilizes financial derivatives, and to a lesser extent, fixed price physical supply contracts to manage risk associated with wholesale costs of natural gas purchased for customers. The fair value of these derivatives as of December 31, 2006 is a net liability of $45.3 million. We monitor the liquidity of our financial derivative contracts.  Based on the existing open interest in the contracts held, we believe existing contracts to be liquid. All of our financial derivative contracts settle within the next four years, with the following estimated future cash payments: $33.9 million by December 31, 2007, $7.3 million in calendar year 2008, and $4.2 million in calendar year 2009. These amounts will change based on market prices at the time contract settlements are fixed.

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

Item 4.  Controls and Procedures

The Company maintains controls and procedures designed to provide reasonable assurance that required disclosure information in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of the end of the quarter covered by this report, the Chief Executive Officer and Chief Accounting Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Any forward-looking statement by the Company is made only as of the date on which such statement is made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of any unanticipated events.  New factors emerge from time to time, and the Company is not able to predict all such factors, nor can it assess the impact of each such factor or the extent to which such factors may cause results to differ materially from those contained in any forward-looking statement. You are also advised to consult the other reports we file with the Securities and Exchange Commission as well as the disclosure under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2006.

PART II.  Other Information

Item 1. Legal Proceedings

On January 12, 2007, the Company received an order from the WUTC closing the complaint proceeding commenced on July 31, 2006 by Cost Management Services, Inc. (CMS) relating to the Company’s gas management services.  The WUTC’s order allows the Company to continue to provide gas management services even though the Company will be required to file with the Commission its tariffs and contracts for these services.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 27, 2006, the Registrant held a special meeting of its shareholders at which the shareholders voted to approve its proposed merger with MDU Resources Group, Inc. The number of votes cast or withheld, and abstentions was as follows: for, 8,514,895; against or withheld, 325,977; abstentions and broker non-votes, 86,047.

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

CASCADE NATURAL GAS CORPORATION

By:	/s/ James E. Haug	.

James E. Haug
Chief Accounting Officer
(Principal Financial Officer)

Date:	February 8, 2007	.