Form 10-Q
period 2007-03-31
CASCADE NATURAL GAS CORP
filed 2007-05-08
CIK 18072

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding

Common Stock, Par Value $1 per Share	11,513,996 as of April 30, 2007

CASCADE NATURAL GAS CORPORATION

PART I.   Financial Information

Item 1.  Financial Statements

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006
	(thousands except per-share data)

Operating revenues	$177,909	$163,018	$335,093	$322,226
Less:
Gas purchases and other costs of sales	129,167	118,232	244,168	236,873
Revenue taxes	12,893	11,555	22,795	21,331
Operating margin	35,849	33,231	68,130	64,022

Cost of operations:
Operating expenses	11,794	10,755	23,562	20,398
Depreciation and amortization	4,570	4,435	9,112	8,849
Property and miscellaneous taxes	855	870	1,824	1,856
	17,219	16,060	34,498	31,103

Income from operations	18,630	17,171	33,632	32,919
Less interest and other deductions — net	2,903	2,884	5,935	5,855
Income before income taxes	15,727	14,287	27,697	27,064

Income tax	5,360	5,301	10,541	10,038
Net Income	10,367	8,986	17,156	17,026
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative commodity instruments	1,879	(890)	2,068	(985)
Income tax	(673)	319	(741)	353
Other Comprehensive Income (Loss)	1,206	(571)	1,327	(632)

Comprehensive Income	$11,573	$8,415	$18,483	$16,394
Weighted average commonshares outstanding	11,507	11,455	11,507	11,441
Earnings per common share, basic and diluted	$0.90	$0.78	$1.49	$1.49

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Mar 31, 2007	Sep 30, 2006
ASSETS	(dollars in thousands)
Utility Plant, net of accumulated depreciation of $281,817 and $273,138	$339,437	$341,046
Construction work in progress	1,405	380
	340,842	341,426
Other Assets:
Investments in non-utility property	202	202
Notes receivable, less current maturities	447	488
	649	690
Current Assets:
Cash and cash equivalents	26,348	8,593
Accounts receivable and current maturities of notes receivable, less allowance of $2,751 and $2,143 for doubtful accounts	59,853	22,796
Prepaid expenses and other assets	5,594	4,671
Derivative instrument assets - energy commodity	8,819	4,135
Materials, supplies and inventories	11,196	17,495
Deferred income taxes	1,541	1,779
Regulatory assets	6,678	26,504
	120,029	85,973
Deferred Charges and Other
Derivative instrument assets - energy commodity	2,558	3,269
Regulatory assets	3,728	18,261
Other	7,224	7,087
	13,510	28,617

	$475,030	$456,706

Continued

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	Mar 31, 2007	Sep 30, 2006
COMMON SHAREHOLDERS’ EQUITY AND LIABILITIES	(dollars in thousands)
Common Shareholders’ Equity:
Common stock, par value $1 per share, authorized 15,000,000 shares, issued and outstanding 11,506,996 and 11,505,996 shares	$11,507	$11,506
Additional paid-in capital	105,746	105,702
Accumulated other comprehensive loss	(11,126)	(12,453)
Retained earnings	29,004	17,372
	135,131	122,127

Long-term Debt	165,190	165,123

Current Liabilities:
Current maturities of long-term debt	—	8,000
Accounts payable	33,664	14,647
Property, payroll and excise taxes	10,471	5,776
Dividends and interest payable	6,403	6,939
Derivative instrument liability — energy commodity	8,319	29,496
Regulatory liabilities	8,645	4,132
Other current liabilities	17,554	12,888
	85,056	81,878

Deferred Credits and Other Non-current Liabilities:
Deferred income taxes and investment tax credits	41,702	39,381
Retirement plan obligations	9,283	11,067
Derivative instrument liability — energy commodity	3,922	18,939
Regulatory liabilities	11,975	12,035
Deferred gas cost credit	17,494	602
Other	5,277	5,554
	89,653	87,578

Commitments and Contingencies (Note 5)	—	—
	$475,030	$456,706

The accompanying notes are an integral part of these financial statements.

Concluded

CASCADE NATURAL GAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	(dollars in thousands)
	Mar 31, 2007	Mar 31, 2006
Operating Activities:
Net income	$17,156	$17,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,112	8,849
Deferrals of gas cost changes	8,649	2,232
Amortization of gas cost changes	8,242	7,937
Other deferrals and amortizations	(1,551)	(951)
Deferred income taxes and tax credits - net	2,559	(2,305)
Change in current assets and liabilities	(4,076)	(2,180)
Net cash provided by operating activities	40,091	30,608

Investing Activities:
Capital expenditures	(10,416)	(9,492)
Customer contributions in aid of construction	1,679	1,430
Net cash used by investing activities	(8,737)	(8,062)

Financing Activities:
Proceeds from issuance of long-term debt, net	39,812	—
Proceeds from issuance of common stock	45	1,255
Repayment of long-term debt	(47,933)	(239)
Changes in short-term debt, net	—	(12,500)
Dividends paid	(5,523)	(5,501)
Other	—	(11)
Net cash used by financing activities	(13,599)	(16,996)

Net Increase in Cash and Cash Equivalents	17,755	5,550

Cash and Cash Equivalent:
Beginning of year	8,593	1,128
End of period	$26,348	$6,678

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE- AND SIX-MONTH PERIODS ENDED MARCH 31

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

FAS No. 159: In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This standard provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact this standard will have on its financial statements.

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

Note 2.  Earnings Per Share

The following table sets forth the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006
	(in thousands except per-share data)		(in thousands except per-share data)
Net income	$10,367	$8,986	$17,156	$17,026

Weighted average shares outstanding	11,507	11,455	11,507	11,441
Basic earnings per share	$0.90	$0.78	$1.49	$1.49

Weighted average shares outstanding	11,507	11,455	11,507	11,441
Plus: Issued on assumed exercise of stock options	5	—	5	—
Weighted average shares outstanding assuming dilution	11,512	11,455	11,512	11,441

Diluted earnings per share	$0.90	$0.78	$1.49	$1.49

Note 3.  Retirement Plan Information

The following table sets forth the components of net periodic benefit costs recognized:

Net Periodic Benefits Cost

	Three Months Ended		Six Months Ended
	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
DEFINED BENEFIT PENSION PLANS
Service cost	$242	$216	$485	$433
Interest cost	964	965	1,928	1,930
Expected return on plan assets	(1,231)	(1,101)	(2,462)	(2,202)
Recognized gains or losses	278	421	555	842
Prior service cost	(39)	38	(78)	76
Net Periodic Benefit Cost Recognized	$214	$539	$428	$1,079

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Service cost	$20	$28	$40	$56
Interest cost	163	164	327	329
Expected return on plan assets	(225)	(219)	(450)	(439)
Recognized gains or losses	195	181	389	362
Prior service cost	(673)	(615)	(1,346)	(1,231)
Net Periodic Benefit Cost Recognized	$(520)	$(461)	$(1,040)	$(923)

DEFINED CONTRIBUTION PENSION PLAN
Net Periodic Benefit Cost Recognized	$195	$203	$381	$408

Retirement Plan Funding

For the six months ended March 31, 2007, $1,260,000 of contributions were made to the Company’s defined benefit pension plans.  The Company presently anticipates contributing an additional $2,240,000 to fund its pension plans for a total of $3,500,000 in fiscal 2007.

Note 4.  Share-Based Payment

Director Stock Award Plan

Following approval by the shareholders in February 2006, the annual stock award for each non-employee director was increased from 500 to 1,000 shares of the Company’s common stock, under the Company’s 2000 Director Stock Award Plan. During the quarters ended March 31, 2007 and 2006, the Company recognized $56,000 and $97,000 as expense under this plan. For the respective six-month periods the amounts were $106,000 and $119,000.  The value of the stock granted under this plan is based on the market value on the date of the award.

Stock Incentive Plan

Under the Company’s 1998 Stock Incentive Plan, 24,000 stock options granted in 2002 are exercisable at $20.84.  The 2002 options expire in 2012.  All options are fully vested.  When the options were granted and during the vesting periods, the Company applied the intrinsic value method under Accounting Principles Board (APB) Opinion 25, and no expense has been recognized.

Restricted Stock Grants

The Company’s employment contracts entered in 2005 with its Chief Executive Officer (CEO) and its former Chief Financial Officer (CFO) contained grants of restricted stock.  Under the CEO grant, 5,000 shares were restricted until the CEO completed one year of employment, and another 5,000 shares were restricted until he completed two years of employment on March 31, 2007.  During this period, the executive was restricted from selling his shares. Under the CFO grant, 5,000 shares were restricted until he completed one year of employment. The value of the shares granted was based on the market value as of the grant date. During the quarters ended March 31, 2007 and 2006, the Company recognized $13,000 and $62,000 as compensation expense under this plan. For the respective six-month periods the amounts were $25,000 and $124,000. As of March 31, 2007, there is no remaining expense to be recognized in future periods for these grants.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s assessment of the Company’s financial condition and a discussion of the principal factors that affected consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2007 and 2006.

OVERVIEW

The Company is a local distribution company (LDC) serving approximately 246,000 customers in the states of Washington and Oregon.  Its service area consists primarily of relatively small cities and rural communities rather than larger urban areas.  The Company’s primary source of revenue and operating margin is the distribution of natural gas to end-use residential, commercial, industrial, and institutional customers.  Revenues are also derived from providing gas management and other services to some of its large industrial and commercial customers.  The Company’s rates and practices are regulated by the Washington Utilities and Transportation Commission (WUTC) and the Oregon Public Utility Commission (OPUC). As previously announced, the Company entered into a definitive merger agreement with MDU Resources Group, Inc. (MDU) on July 8, 2006, to be acquired for cash consideration of $26.50 per share. The following paragraphs contain information regarding the status of the proposed merger.

Key elements of the Company’s strategy are as follows:

•                  Continue to efficiently and effectively operate the Company to achieve business goals and maintain full compliance with the terms of the merger agreement with MDU. Remain focused on the natural gas distribution business.

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

Overall revenues and margins have been historically negatively impacted by higher efficiency in new home and commercial building construction, higher efficiency in gas-burning equipment, and customers taking additional measures to conserve energy usage.  The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.  However, the Company believes that energy efficiency and conservation are the most viable near-term tactics for reducing customer bills and influencing wholesale natural gas prices.  They also form a vital strategy for stabilizing the cost of gas over the long term.  The traditional regulatory establishment of rate recovery tied to volumetric sales no longer seems prudent.  Therefore, the Company’s recent rate case in the State of Washington included a request to decouple the margin recovery from volume. On January 12, 2007, the Company received the order from the WUTC on its rate case. The WUTC conditionally accepted the settlement agreement worked out by all parties relating to its rate case that will allow the Company to collect an additional $7 million in revenues less $800,000 in Low Income Assistance to be provided by the Company.  The new rates were implemented on January 19, 2007. The WUTC order also requires that prior to final implementation of the Company’s Conservation Alliance Plan (decoupling), the Company must file a full conservation plan that includes an earnings cap that will limit the operation of the decoupling mechanism if the Company is already achieving its newly allowed 8.85% overall rate of return. The Company has formed a Conservation Advisory Group that has assisted the Company with finalizing the conservation plan that will be filed with the Commission on May 7, 2007.   An additional provision of the rate order is a requirement to defer 50% of Gas Management margins earned in Washington for refund to all customers other than Special Contract customers.

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

In August 2006 the OPUC opened an investigation into the Company’s level of earnings in Oregon operations. OPUC staff and various interested parties agreed to a settlement of the investigation into the Company’s level of earnings in Oregon in conjunction with the settlement of the merger docket with MDU. This settlement is subject to OPUC approval of the settlement of both the merger and the earnings investigation dockets.  If approved, the Company will decrease Oregon rates by $700,000 under the settlement of the earnings investigation docket.

As indicated above, MDU, the Company, OPUC staff and several interested parties have also agreed to a settlement of the merger docket and filed it with the OPUC.  The parties are in the process of developing joint testimony supporting both of the settlements.  It is expected that the joint testimony will be filed for the Commission’s consideration by the third week of May 2007.

MDU, the Company, WUTC staff, Public Counsel and several other interested parties have also agreed in principle to a settlement in the merger docket in the State of Washington.  The parties are in the process of writing a stipulation and developing a narrative statement supporting the settlement.  It is expected that the stipulation and narrative statement will be filed for the Commission’s consideration by the second week of May 2007.

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

RESULTS OF OPERATIONS

The Company’s net income was $10,367,000, or $0.90 per share, basic and diluted, for the fiscal 2007 second quarter (quarter ended March 31, 2007), compared to a net income of $8,986,000, or $0.78 per share, basic and diluted, for the quarter ended March 31, 2006. For the six-month period, net income was $17,156,000, or $1.49 per share, compared to $17,026,000, or $1.49 per share for the six months ended March 31, 2006. The primary factor affecting the quarterly comparison was a $2.6 million increase in operating margins, partially offset by higher uncollectible accounts expense and other costs of operations. For the six-month period, the improved margins were largely offset by higher costs of operations, including $1.6 million in costs related to the Company’s pending merger. Significant factors are summarized below:

	Earnings per Share Effect
	Quarter	Year-to-date
Increased margin from residential and commercial customers	$0.24	$0.29
Decreased margin from electric generation and other customers	$(0.10)	$(0.07)
Expenses of pending merger	$—	$(0.11)
Change in estimated tax impact of merger expenses	$0.05	$0.02
Increased uncollectible accounts expense	$(0.05)	$(0.05)
Costs related to fiscal 2007 organizational changes	$—	$(0.04)
All other	$(0.02)	$(0.04)

These above items are discussed in more detail in the paragraphs that follow.

Operating Margin

Operating margins by customer category for the second quarter and year-to-date periods are set forth in the following tables:

Residential and Commercial Margin

	Quarter Ended Mar 31		Percent	Year-to-Date Mar 31		Percent
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Degree Days
Actual	2,346	2,269	3.4%	4,481	4,520	-0.9%
5-Year Average	2,275	2,299	4,391	4,406
Average Number of Customers Billed
Residential	213,624	205,537	3.9%	211,699	203,371	4.1%
Commercial	31,538	31,150	1.2%	31,281	30,867	1.3%
Average Therm Usage per Customer
Residential	286	268	6.7%	547	542	0.9%
Commercial	1,470	1,354	8.6%	2,725	2,680	1.7%
Operating Margin
Residential	$18,676	$16,043	16.4%	$34,919	$31,512	10.8%
Commercial	$10,315	$8,602	19.9%	$18,436	$16,490	11.8%

Quarter-to-Quarter

Residential and commercial margins increased by $4.3 million for the quarter. Of this improvement, approximately $2.0 million resulted from the increase in Washington rates effective January 19, following the settlement of the rate case previously filed in Washington. $1.1 million of the improvement resulted from a 6.6% increase in average gas usage per customer. Weather in the quarter was 3.4% colder than last year, pushing up the per-customer gas usage. An additional $930,000 was provided by a 3.6% increase in the number of customers.

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

Year-to-Date

For the six months, residential and commercial margins increased $5.4 million over last year. In addition to the $2.0 million increased margin from higher rates in Washington, the 3.6% increase in the number of billed customers produced $1.9 million of increased margin. Small increases in average gas usage per customer added $764,000 of margin. Gas cost savings related to Oregon regulatory incentives provided most of the remaining improvement in margin from residential and commercial customers.

Industrial and Other Margin

	Quarter Ended Mar 31		Percent	Year-to-Date Mar 31		Percent
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Average Number of Customers
Electric Generation	11	11	0.0%	10	12	-16.7%
Industrial	680	696	-2.3%	684	699	-2.1%
	691	707	-2.3%	694	711	-2.4%
Therms Delivered (thousands)
Electric Generation	97,905	98,118	-0.2%	221,166	219,308	0.8%
Industrial	112,990	113,756	-0.7%	231,361	222,962	3.8%
	210,895	211,874	-0.5%	452,527	442,270	2.3%
Operating Margin
Electric Generation	$1,916	$2,771	-30.9%	$4,206	$5,038	-16.5%
Industrial	4,616	5,048	-8.6%	9,686	10,182	-4.9%
Gas Management Services	260	625	-58.4%	851	963	-11.6%
Mark-to-Market Valuations	—	—	N/A	—	(579)	-100.0%
Other	161	142	13.4%	317	416	-23.8%
Oregon Earnings Sharing	(95)	—	N/A	(285)	—	N/A
	$6,858	$8,586	-20.1%	$14,775	$16,020	-7.8%

Quarter-to-Quarter

The reduction in margins from electric generation customers is related to $900,000 collected last year in settlement of a terminated customer contract. The reduction in margins from industrial customers is related to lower rates. The settlement of the Company’s Washington rate case included a reduction in rates for non-core customers, partially offsetting the increases in core residential and commercial rates.

Year-to-Date

The same factors that affected the quarterly comparisons also cause the year-to-date comparisons for margins from electric generation and industrial customers. Additionally, the first quarter of fiscal 2006 included a $579,000 charge for mark-to-market valuations. Subsequent mark-to-market valuations have been recorded in Other Comprehensive Income and have not affected operating margins or earnings.

Cost of Operations

Quarter-to-Quarter

Second quarter Cost of Operations (operating expense, depreciation and amortization, and property and miscellaneous taxes) increased by $1.2 million compared to the same quarter in fiscal year 2006.  Most of the increase was in uncollectible accounts expense, which increased $936,000. During the first winter of consolidated call center operations (2005/2006), the Company utilized all call center personnel to handle high incoming call volume and therefore had limited call center collection efforts. This, combined with higher customer bills contributed to the increase. Since this time, the Company has established a dedicated call center collections group as well as hired an outside vendor to make collections calls.  In addition, the quarter includes $394,000 costs of funding public purpose and low-income programs, as required under the Oregon decoupling mechanism and the Washington rate case settlement. These increases were partially offset by a reduction in Employee Benefits of $586,000 based on an increase in the market value of pension plan assets and a 2006 pension plan amendment affecting bargaining-unit employees, as well as lower medical and dental expenses.

Year-to-Date

Year-to-date Cost of Operations increased $3.4 million. The increase included $1.5 million of merger-related costs and $793,000 of charges relating to first quarter organizational changes. For the six months, uncollectible accounts increased $876,000. Public purpose and low-income funding accounted for $591,000 of the increase. These increases were partly offset by $955,000 reduction in employee benefits expenses.

Income Taxes

The change in the provision for income taxes from 2006 to 2007 is attributable to the changes in pre-tax earnings, as well as an increase in the effective tax rate. In the second quarter, the Company increased its estimate of the amount of costs incurred in connection with its pending merger that can be deducted on its income tax returns. Certain of those costs are not deductible on the Company’s tax return, and are permanent differences between book and tax income. As a result of the revised estimate of deductibility, the Company’s provision for income taxes was reduced approximately $500,000 in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company’s business creates short-term cash requirements to finance customer accounts receivable and construction expenditures.  To provide working capital for these requirements, the company has a $60,000,000 bank revolving credit commitment.  This agreement has a variable commitment fee and a term that expires in October 2007. The credit available under this credit line is reduced by an outstanding $1.9 million letter of credit issued to one of the Company’s suppliers to meet their credit requirements. The company also has a $20,000,000 uncommitted line of credit. As of March 31, 2007, there were no outstanding borrowings under these credit lines.

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

Operating Activities

Though year-to-date net income was comparable to last year, cash provided by operating activities improved $9.5 million over last year. The primary factor was a $17.0 million change in deferred gas costs, a $7.0 million improvement over the $10.0 million for the same period last year. The Company has been able to purchase gas at a lower cost than the current benchmark established in its latest PGA filings with the WUTC. We expect this advantage to diminish later this year as long-term hedges entered into in prior years expire. These hedges had the effect of fixing the cost of a portion of our gas supplies at a lower rate than in subsequent periods, and as they expire, the result is that our weighted average cost of gas purchased is likely to increase. In addition, approximately $4.8 million of this year’s gas cost related cash flow is from normal seasonality, and is expected to reverse later in the year.

Investing Activities

Year-to-date cash used by investing activities is up $675,000 from last year. The increase in capital spending is primarily a result of increased spending related to system expansion and reinforcement. Our current expectation is that we will end the year within our capital budget of $24.3 million.

Financing Activities

Other than the payment of dividends, the Company’s primary financing activities year-to-date were the $8.0 million repayment of 8.50% Medium-Term Notes that matured in October 2006, and the refinancing of the Company’s callable 7.50% Notes Due November 2031, replacing this debt with $40 million 5.79% notes due March 2037. The $8.0 million repayment was funded by cash flow from operating activities generated in 2006.

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

The Company’s natural gas purchase commodity prices are subject to fluctuations resulting from weather, congestion on interstate pipelines, and other unpredictable factors.  The Company’s Purchased Gas Cost Adjustment (PGA) mechanisms assure the recovery in customer rates of prudently incurred wholesale cost of natural gas purchased for the core market.  The Company primarily utilizes financial derivatives, and to a lesser extent, fixed price physical supply contracts to manage risk associated with wholesale costs of natural gas purchased for customers. The fair value of these derivatives as of March 31, 2007 is a net liability of $864,000. We monitor the liquidity of our financial derivative contracts.  Based on the existing open interest in the contracts held, we believe existing contracts to be liquid. All of our financial derivative contracts settle within the next four years, with the following estimated future cash receipts (payments): $501,000 by March 31, 2008, ($727,000) by March 31, 2009, and ($638,000) by March 31, 2010. These amounts will change based on market prices at the time contract settlements are fixed.

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

PART II.  Other Information

Item 1. Legal Proceedings

On January 12, 2007, the Company received an order from the WUTC resolving the parties’ motions for summary determination in the complaint proceeding commenced on July 31, 2006 by Cost Management Services, Inc. (CMS) relating to the Company’s gas management services, Docket No. UG-061256.  The WUTC ’ s order allows the Company to continue to make gas supply sales to non-core customers even though the Company will be required to file with the Commission its tariffs and contracts for these sales.  The Order also instructed Commission staff to investigate the Company’s current contracts to ensure that the Company is in compliance with state laws and regulations governing special contracts.  The Order reserved for hearing the issue of whether the Company’s contracts provided an undue preference or advantage after finding that the facts presented were not sufficient to grant summary determination.

The parties have filed a series of motions for clarification of the order and answering briefs and the parties are currently awaiting an official response from the Commission.

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

CASCADE NATURAL GAS CORPORATION

By:	/s/ James E. Haug

James E. Haug
Chief Accounting Officer
(Principal Financial Officer)

Date:	May 8, 2007